Form 10-Q
period 2015-09-30
CannaMED Enterprises, Inc.
filed 2015-11-23
CIK 1623016

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended September 30, 2015

or

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number 000-55308

CannaMED Enterprises, Inc.

formerly

Redwood Valley Acquisition Corporation

(Exact name of registrant issuer as specified in its charter)

Delaware	47-2072746
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

391 East Brown Street, Stroudsburg, PA	19301
(Address of principal executive offices)	(zip code)

Registrant’s phone number, including area code (949) 673-4510

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if  any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (section 232.405 of this chapter) during the preceding twelve months (or shorter period that the registrant was required to submit and post such files). Yes ☐  No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒  No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 23, 2015
Common Stock, $0.0001 par value	3,500,000

TABLE OF CONTENTS

		Page No.
PART I	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS:	3

	Condensed Balance Sheets as of September 30, 2015 (unaudited) and December 31, 2014	3

	Condensed Statements of Operations for the Three Months Ended September 30, 2015 and the period from September 25, 2014 (inception) through September 30, 2014 (audited)	4

	Condensed Statements of Operations for the Nine Months Ended September 30, 2015 and the period from September 25, 2014 (inception) through September 30, 2014 (audited)	5

	Condensed Statements of Cash Flows for the Nine Months Ended September 30, 2015 and the period from September 25, 2014 (inception) through September 30, 2014 (audited)	6

	Notes to Condensed Financial Statements (unaudited)	7

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	11

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	14

ITEM 4.	CONTROLS AND PROCEDURES	14

PART II	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS	15

ITEM 1A.	RISK FACTORS	15

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	15

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES	16

ITEM 4.	MINE SAFETY DISCLOSURES	16

ITEM 5.	OTHER INFORMATION	16

ITEM 6.	EXHIBITS	16

PART I - FINANCIAL INFORMATION

ITEM I - FINANCIAL STATEMENTS

CANNAMED ENTERPRISES, INC.

(Formerly Redwood Valley Acquisition Corporation)

(A DEVELOPMENT STAGE COMPANY)

CONDENSED BALANCE SHEETS

	September 30, 2015	December 31, 2014
	(Unaudited)	(audited)
ASSETS
CURRENT ASSETS
Cash	$-	$-
TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$-	$-
TOTAL LIABILITIES	-	-

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.0001 par value, 20,000,000 shares authorized, none issued and outstanding as of September 30, 2015 and December 31, 2014, respectively	-	-
Common stock, $0.0001 par value, 100,000,000 shares authorized, 3,500,000 and 20,000,000 shares issued and outstanding as of September 30, 2015 and December 31, 2014, respectively	350	2,000
Discount on common stock	(350)	(2,000)
Additional paid in capital	2,812	712
Accumulated deficit	(2,812)	(712)
Total Stockholders’ Equity	-	-
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$-	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

CANNAMED ENTERPRISES, INC.
(Formerly Redwood Valley Acquisition Corporation)

(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENTS OF OPERATIONS

	Three Months Ended September 30, 2015	Period of September 25, 2014 (inception) through September 30, 2014
	(unaudited)	(audited)

REVENUES	$-	$-
COST OF REVENUES	-	-
GROSS PROFIT	-	-
Operating expenses	2,100	712
TOTAL OPERATING EXPENSES	2,100	712

LOSS FROM OPERATIONS	(2,100)	(712)
Interest and other expense (income)	-	-
LOSS BEFORE PROVISION FOR INCOME TAXES	(2,100)	(712)
Provision for income taxes	-	-

NET LOSS	$(2,100)	$(712)
NET LOSS PER SHARE OF COMMON STOCK - Basic and diluted	$-	$-
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING - Basic and diluted	13,364,130	20,000,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

CANNAMED ENTERPRISES, INC.
(Formerly Redwood Valley Acquisition Corporation)

(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENTS OF OPERATIONS

	Nine Months Ended September 30, 2015	Period of September 25, 2014 (inception) through September 30, 2014
	(unaudited)	(audited)

REVENUES	$-	$-
COST OF REVENUES	-	-
GROSS PROFIT	-	-
Operating expenses	2,100	712
TOTAL OPERATING EXPENSES	2,100	712

LOSS FROM OPERATIONS	(2,100)	(712)
Interest and other expense (income)	-	-
LOSS BEFORE PROVISION FOR INCOME TAXES	(2,100)	(712)
Provision for income taxes	-	-

NET LOSS	$(2,100)	$(712)
NET LOSS PER SHARE OF COMMON STOCK - Basic and diluted	$-	$-
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING - Basic and diluted	17,755,515	20,000,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

CANNAMED ENTERPRISES, INC.

(Formerly Redwood Valley Acquisition Corporation)

(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended September 30, 2015	Period of September 25, 2014 (inception) through September 30, 2014
	(unaudited)	(audited)
OPERATING ACTIVITIES:
Net loss	$(2,100)	(712)
Changes in Operating Assets and Liabilities
Accrued liability		400
Net cash provided by operating activities	(2,100)	(312)

INVESTING ACTIVITIES:
Net cash used in investing activities	-	-

FINANCING ACTIVITIES:
Proceeds from issuance of common stock		2,000
Proceeds from stockholders contribution	2,100	312

Net cash provided by financing activities	2,100	2,312
Net increase (decrease) in cash	-	2,000
Cash at beginning of period	-	-
Cash at end of period	$-	2,000

Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$-
Cash paid for income tax	$-	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

CANNAMED ENTERPRISES, INC.

(Formerly Redwood Valley Acquisition Corporation)

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 – BASIS OF PRESENTATION AND ORGANIZATION

Nature of Operations and Background — Redwood Valley Acquisition Corporation ("Redwood Valley ") was incorporated on September 25, 2014 under the laws of the state of Delaware to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions. The Company's operations to date have been limited to issuing shares to its original shareholders. The Company will attempt to locate and negotiate with a business entity for the combination of that target company with Redwood Valley. The combination will normally take the form of a merger, stock-for-stock exchange or stock-for-assets exchange. In most instances the target company will wish to structure the business combination to be within the definition of a tax-free reorganization under Section 351 or Section 368 of the Internal Revenue Code of 1986, as amended. No assurances can be given that the Company will be successful in locating or negotiating with any target company. The Company has been formed to provide a method for a foreign or domestic private company to become a reporting company with a class of securities registered under the Securities Exchange Act of 1934.

During the period covered by this report, the Company changed its name from Redwood Valley Acquisition Corporation to CannaMED Enterprises, Inc. and effected a change in control.

On August 24, 2015, the following events occurred which resulted in a change of control of the Company:

1.	The officers and directors of Redwood Valley (the “Company”), James Cassidy and James McKillop, entered into a Share Purchase Agreement (the “SPA”) pursuant to which they entered into an agreement to sell an aggregate of 19,500,000 shares of their shares of the Company’s common stock to Mikhail Artamonov, at an aggregate purchase price of $75,000. These shares represented 98% of the Company’s issued and outstanding common stock. Effective upon the closing date of the Share Purchase Agreement, James Cassidy and James McKillop executed the agreement and owned 7% of shares of the Company’s stock, respectively, and Mikhail Artamonov, was the majority stockholder of the Company.
2.	The Company redeemed and cancelled an aggregate of 19,500,000 of the then 20,000,000 shares of outstanding stock at a redemption price of $.0001 per share and cancelled such shares. The then current officers and directors resigned.
3.	Mikhail Artamonov was named President, Secretary and Chief Financial Officer of the Company.

Mikhail Artamonov serves as the Chief Executive Officer, Secretary, Chief Financial Officer and Director of the Company.

On August 25, 2015, the Company issued 3,000,000 shares of its common stock at par representing 86% of the total outstanding 3,500,000 shares of common stock to Mikhail Artamonov, the sole officer and director of the Company. The company effected a change of control and changed its name to CannaMED Enterprises, Inc. (“CannaMED” or “the Company”).  With this change of direction, the Company intends to consult with or effect a business combination with a private company to develop as medical cannabis industry innovators, utilizing the Company's team of healthcare and business professionals to start and/or source, research, evaluate and purchase products and companies.  The Company will strive to develop environmentally friendly and economically sustainable business within the swiftly developing medical cannabis industry.

The Company envisions to initially enter into joint ventures or acquire partial ownership in:

●	a laboratory for medical cannabis testing, a pharmacy to perform research;
●	a pharmacy to perform research and development of the newest medical cannabis formulations;
●	a clinical practice to establish the network dispensaries;
●	a packaging company;
●	a research facility; and
●	real estate to establish the foundation for the growing network

Basis of Presentation –

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). Intercompany accounts and transactions have been eliminated.

The unaudited Condensed financial statements of the Company and the accompanying notes included in this Quarterly Report on Form 10-Q are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of the Condensed Financial Statements have been included. Such adjustments are of a normal, recurring nature. The Condensed Financial Statements, and the accompanying notes, are prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) and do not contain certain information included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014. The interim Condensed Financial Statements should be read in conjunction with that Annual Report on Form 10-K. Results for the interim periods presented are not necessarily indicative of the results that might be expected for the entire fiscal year.

Use of Estimates –

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that may affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

Income Taxes –

CannaMED accounts for income taxes in accordance with ASC 740, Income Taxes (“ASC 740”), which requires the recognition of deferred tax liabilities and assets at currently enacted tax rates for the expected future tax consequences of events that have been included in the financial statements or tax returns. A valuation allowance is recognized to reduce the net deferred tax asset to an amount that is more likely than not to be realized.

ASC 740 provides guidance on the accounting for uncertainty in income taxes recognized in a company’s financial statements. ASC 740 requires a company to determine whether it is more likely than not that a tax position will be sustained upon examination based upon the technical merits of the position. If the more-likely-than-not threshold is met, a company must measure the tax position to determine the amount to recognize in the financial statements.

Cash and Cash Equivalents –

Cash and cash equivalents includes all highly liquid instruments with an original maturity of three months or less as of September 30, 2015. The Company did not have cash equivalents as of September 30, 2015 and December 31, 2014.

Concentration of Risk–

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash. The Company places its cash with high quality banking institutions. The Company did not have cash balances in excess of the Federal Deposit Insurance Corporation limit as of September 30, 2015 and December 31, 2014.

Fair Value of Financial Instruments –

The Company adopted ASC 820, Fair Value Measurements and Disclosures (ASC 820). ASC 820 defines fair value, establishes a three-level valuation hierarchy for disclosures of fair value measurement and enhances disclosure requirements for fair value measures. The three levels are defined as follows:

●	Level 1 inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.

●	Level 2 inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

●	Level 3 inputs to the valuation methodology are unobservable and significant to the fair measurement.

The carrying value of cash, accounts receivable, accounts payables and accrued expenses approximates their fair values due to their short-term maturities at September 30, 2015.

Revenue Recognition –

The Company recognizes revenue in accordance with ASC 605, Revenue Recognition. ASC 605 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery of product has met the criteria established in the arrangement or services rendered; (3) the fee is fixed and determinable; and (4) collectability is reasonably assured. This occurs when the products or services are completed in accordance with the contracts we have with clients. In connection with our products and services arrangements, when we are paid in advance, these amounts are classified as deferred revenue and amortized over the term of the agreement.

Net Loss Per Share –

Basic net loss per share is computed by dividing the net loss applicable to common shareholders by the weighted average number of shares of common stock outstanding for the period. Diluted loss per share is computed by dividing the loss applicable to common shareholders by the weighted average number of common shares outstanding plus the number of additional common shares that would have been outstanding if all dilutive potential common shares had been issued, using the treasury stock method. Due to the Company’s losses in the periods presented, the Company currently has no dilutive securities and as such, basic and diluted loss per share are the same for such periods.

NOTE 2 – GOING CONCERN

CannaMED has not yet generated any revenue since inception to date and has sustained operating loss. As of September 30, 2015, the Company had working capital of $0 and accumulated deficit of $2,812. The Company’s continuation as a going concern is dependent on its ability to generate sufficient cash flows from a business combination or other operations to meet its obligations and/or obtaining additional financing from its shareholders or other sources, as may be required.

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

In order to maintain its current level of operations, the Company will require additional working capital from either cash flow from operations, loans from officers, or from the sale of its equity. However, the Company currently has no commitments from any third parties for the purchase of its equity. If the Company is unable to acquire additional working capital, it will be required to significantly reduce its current level of operations.

NOTE 3 – RECENT ACCOUNTING PRONOUNCEMENTS

In May 2014, the FASB issued Accounting Standards Update No. 2014-09 (ASU 2014-09) “Revenue from Contracts with Customers.” ASU 2014-09 supersedes the revenue recognition requirements in “Revenue Recognition (Topic 605)”, and requires entities to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early adoption is not permitted. We are currently in the process of evaluating the impact of the adoption of ASU 2014-09 on our consolidated financial statements.

In August, 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (ASU) No. 2014-15, Presentation of Financial Statements – Going Concern (Subtopic 205-40), which now requires management to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date the financial statements are issued. If conditions or events raise substantial doubt about an entity’s ability to continue as a going concern, and substantial doubt is not alleviated after consideration of management’s plans, additional disclosures are required. The amendments in this update are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted. These requirements were previously included within auditing standards and federal securities law, but are now included within U.S. GAAP. We have evaluated our disclosures regarding our ability to continue as a going concern and concluded that we are in compliance with the disclosure requirements.

There are no other recently issued accounting pronouncements that the Company has yet to adopt that are expected to have a material effect on its financial position, results of operations, or cash flows.

NOTE 4 – STOCKHOLDERS’ EQUITY

Preferred Stock - The Company is authorized to issue 20,000,000 shares of preferred stock with a par value of $0.0001 per share. There were no preferred shares issued as of December 31, 2014 or during the nine months ending September 30, 2015.

Common Stock - Common stock consists of $0.0001 par value, 100,000,000 shares authorized, of which 20,000,000 were issued and outstanding as of December 31,2014. In August 2015, 19,500,000 shares were redeemed for $1,950 and 3,000,000 shares were issued for $300. As of September 30, 2015, there were 3,500,000 common shares issued and outstanding.

The current ownership structure is as follows:

	Common Shares	Percent
James Cassidy	250,000	7%
James McKillop	250,000	7%
Mikhail Artamonov	3,000,000	86%
	3,500,000	100%

NOTE 5 – COMMITMENTS AND CONTINGENCIES

Lease commitment

The Company had no lease commitments as of September 30, 2015 and December 31, 2014.

NOTE 6 – INCOME TAX

Under ASC 740, "Income Taxes," deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Valuation allowances are established when it is more likely than not that some or all of the deferred tax assets will not be realized. As of September 30, 2015 there were no deferred taxes due to the uncertainty of the realization of net operating loss or carry forward prior to expiration.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information contained in this Form 10-Q is intended to update the information contained in our Annual Report on Form 10-K for the year ended December 31, 2014 and presumes that readers have access to, and will have read, the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other information contained in such Form 10-K. The following discussion and analysis also should be read together with our financial statements and the notes to the financial statements included elsewhere in this Form 10-Q.

The following discussion contains certain statements that may be deemed “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements appear in a number of places in this Report, including, without limitation, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These statements are not guarantees of future performance and involve risks, uncertainties and requirements that are difficult to predict or are beyond our control. Forward-looking statements speak only as of the date of this quarterly report. You should not put undue reliance on any forward-looking statements. We strongly encourage investors to carefully read the factors described in our Annual Report on Form 10-K for the year ended December 31, 2014 in the section entitled “Risk Factors” for a description of certain risks that could, among other things, cause actual results to differ from these forward-looking statements. We assume no responsibility to update the forward-looking statements contained in this quarterly report on Form 10-Q. The following should also be read in conjunction with the unaudited Financial Statements and notes thereto that appear elsewhere in this report.

Overview

Redwood Valley Acquisition Corporation ("Redwood Valley") was incorporated on September 25, 2014 under the laws of the state of Delaware to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions. The Company's operations to date have been limited to issuing shares to its original shareholders. The Company will attempt to locate and negotiate with a business entity for the combination of that target company with Redwood Valley. The combination will normally take the form of a merger, stock-for-stock exchange or stock-for-assets exchange. In most instances the target company will wish to structure the business combination to be within the definition of a tax-free reorganization under Section 351 or Section 368 of the Internal Revenue Code of 1986, as amended. No assurances can be given that the Company will be successful in locating or negotiating with any target company. The Company has been formed to provide a method for a foreign or domestic private company to become a reporting company with a class of securities registered under the Securities Exchange Act of 1934.

During the period covered by this report, the Company changed its name from Redwood Valley Acquisition Corporation to CannaMED Enterprises, Inc. and effected a change in control.

On August 24, 2015, the following events occurred which resulted in a change of control of the Company:

1.	The officers and directors of Redwood Valley (the “Company”), James Cassidy and James McKillop, entered into a Share Purchase Agreement (the “SPA”) pursuant to which they entered into an agreement to sell an aggregate of 19,500,000 shares of their shares of the Company’s common stock to Mikhail Artamonov, at an aggregate purchase price of $75,000. These shares represented 98% of the Company’s issued and outstanding common stock. Effective upon the closing date of the Share Purchase Agreement, James Cassidy and James McKillop executed the agreement and owned 7% of shares of the Company’s stock, respectively, and Mikhail Artamonov, was the majority stockholder of the Company.
2.	The Company redeemed and cancelled an aggregate of 19,500,000 of the then 20,000,000 shares of outstanding stock at a redemption price of $.0001 per share and cancelled such shares. The then current officers and directors resigned.
3.	Mikhail Artamonov was named President, Secretary and Chief Financial Officer of the Company.

Mikhail Artamonov serves as the Chief Executive Officer, Secretary, Chief Financial Officer and Director of the Company.

On August 25, 2015, the Company issued 3,000,000 shares of its common stock at par representing 86% of the total outstanding 3,500,000 shares of common stock to Mikhail Artamonov, the sole officer and director of the Company. The company effected a change of control and changed its name to CannaMED Enterprises, Inc. (“CannaMED” or “the Company”).  With this change of direction, the Company intends to consult with or effect a business combination with a private company to develop as medical cannabis industry innovators, utilizing the Company's team of healthcare and business professionals to start and/or source, research, evaluate and purchase products and companies.  The Company will strive to develop environmentally friendly and economically sustainable business within the swiftly developing medical cannabis industry.

The Company envisions to initially enter into joint ventures or acquire partial ownership in:

•	a laboratory for medical cannabis testing, a pharmacy to perform research;
•	a pharmacy to perform research and development of the newest medical cannabis formulations;
•	a clinical practice to establish the network dispensaries;
•	a packaging company;
•	a research facility; and
•	real estate to establish the foundation for the growing network

No assurances can be given that the Company will be successful in locating or negotiating with any target company.

As of September 30, 2015, the CannaMED has not generated revenues and has no income or cash flows from operations since inception. For the nine months ended September 30, 2015, the Company sustained net loss of $2,100, and had an accumulated deficit of $2,812.

Results of Operations for the Three Months Ended September 30, 2015 and the Period from September 25, 2014 (inception) through September 30, 2014

Net Sales

We had no net sales during the three months ended September 30, 2015 and the period from September 25, 2014 (inception) through September 30, 2014. We were existing as a shell company and had no sales.

Cost of Revenues

There were no costs of revenues for the three months ended September 30, 2015 and the period from September 25, 2014 (inception) through September 30, 2014 due to the lack of sales.

Operating Expenses

Our operating expenses for the three months ended September 30, 2015 and the period from September 25, 2014 (inception) through September 30, 2014 were $2,100 and $712, respectively. These costs were primarily SEC filing related.

Results of Operations for the Nine Months Ended September 30, 2015 and the Period from September 25, 2014 (inception) through September 30, 2014

Net Sales

We had no net sales during the nine months ended September 30, 2015 and the period from September 25, 2014 (inception) through September 30, 2014. We were existing as a shell company and had no sales.

Cost of Revenues

There were no costs of revenues for the nine months ended September 30, 2015 and the period from September 25, 2014 (inception) through September 30, 2014 due to the lack of sales.

Operating Expenses

Our operating expenses for the nine months ended September 30, 2015 and the period from September 25, 2014 (inception) through September 30, 2014 were $2,100 and $712, respectively. These costs were primarily SEC filing related.

Cash Flows

The following table sets forth our cash flows for the nine months ended September 30, 2015 and the period from September 25, 2014 (inception) through September 30, 2014.

	For the nine months ended September 30, 2015	Period of September 25, 2014 (inception) through September 30, 2014
	(unaudited)	(audited)
Operating activities
Net loss	$(2,100)	$(712)
Change in working capital	-	400
Total	(2,100)	(312)
Investing activities	-	-
Financing activities	2,100	2,312
total	$-	$2,000

Operating Activities

During the nine months ended September 30, 2015 and the period from September 25, 2014 (inception) through September 30, 2014 were $2,100 and $712, respectively. The change in working capital is primarily related to an increase in accounts payable.

Investing Activities

There were no investing activities during the nine months ended September 30, 2015 and the period from September 25, 2014 (inception) through September 30, 2014.

Financing Activities

During the nine months ended September 30, 2015 and the period from September 25, 2014 (inception) through September 30, 2014 were $2,100 and $2,312, respectively, and were comprised of $2,100 contributions made by shareholder and $2,000 issuance of common stock and $312 contribution made by shareholder, respectively.

CannaMED's independent auditors have issued a report raising substantial doubt about the Company's ability to continue as a going concern. At present, the Company has no operations and the continuation as a going concern is dependent upon financial support from its stockholders, its ability to obtain necessary equity financing to continue operations and/or to successfully locate and negotiate with a business entity for the combination of that target company with the Company.

Until such time as the Company effects a change in control or business combination, management will advance all the expenses of the Company in the form of loans with no expectation of repayment at any time.

Off-Balance Sheet Arrangements

We have no outstanding off-balance sheet guarantees, interest rate swap transactions or foreign currency contracts. We do not engage in trading activities involving non-exchange traded contracts.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires our management to make assumptions, estimates and judgments that affect the amounts reported, including the notes thereto, and related disclosures of commitments and contingencies, if any. We have identified certain accounting policies that are significant to the preparation of our financial statements. These accounting policies are important for an understanding of our financial condition and results of operations. Critical accounting policies are those that are most important to the presentation of our financial condition and results of operations and require management’s subjective or complex judgment, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods. Certain accounting estimates are particularly sensitive because of their significance to financial statements and because of the possibility that future events affecting the estimate may differ significantly from management’s current judgments. We believe the following accounting policies are critical in the preparation of our financial statements.

Revenue Recognition

The Company recognizes revenue in accordance with ASC 605, Revenue Recognition. ASC 605 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery of product has met the criteria established in the arrangement or services rendered; (3) the fee is fixed and determinable; and (4) collectability is reasonably assured. This occurs when the products or services are completed in accordance with the contracts we have with clients. In connection with our products and services arrangements, when we are paid in advance, these amounts are classified as deferred revenue and amortized over the term of the agreement.

Recent Accounting Pronouncements

There are no recently issued accounting pronouncements that the Company has yet to adopt that are expected to have a material effect on its financial position, results of operations, or cash flows. As new accounting pronouncements are issued, the Company will adopt those that are applicable under the circumstances.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide the information required by this Item.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures: We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures”, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of September 30, 2015, that our disclosure controls and procedures are effective to a reasonable assurance level of achieving such objectives. However, it should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

Changes in Internal Control over Financial Reporting: There were no changes in our internal control over financial reporting during the quarter ending September 30, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

We are not a party to any legal or administrative proceedings that we believe, individually or in the aggregate, would be likely to have a material adverse effect on our financial condition or results of operations.

ITEM 1A. RISK FACTORS.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide the information required by this Item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

From inception (September 25, 2014), the Company has issued 20,000,000 common shares pursuant to Section 4(2) of the Securities Act of 1933 for an aggregate purchase price of $2,000 as follows:

James Cassidy	10,000,000 shares, $1,000
James McKillop	10,000,000 shares, $1,000

On August 24, 2015, the Company redeemed 19,500,000 shares, equally, between the original founders, Cassidy and McKillop, for a total of $1,950. Additionally, the Company issued 3,000,000 common shares pursuant to Section 4(2) of the Securities Act of 1933 for an aggregate purchase price of $300 as follows:

Mikhail J. Artamonov	3,000,000 shares, $300

The current ownership structure is as follows:

	Common Shares	Percent
James Cassidy	250,000	7%
James McKillop	250,000	7%
Mikhail Artamonov	3,000,000	86%
	3,500,000	100%

Mikhail J. Artamonov, MD, serves as the sole officer and director of the Registrant. Dr. Artamonv received his M.D. in General Medicine from the 1st Moscow Medical Sechenov School, Russia in 1994 and was a resident in the Combined Residency Training Program for Rehabilitation, Pain and Complementary Medicine from 1994 to 1997 at the 1st Moscow Medical Sechenov School, Russia and Hanover Medical University, Germany. From 1997 to 1999, Dr. Artamonov was a clinical and research fellow in psychotherapy at the 1st Moscow Medical Sechenov School, Russia and from 1999 to 2000 was at the Internship Training Program in Internal Redicine-Primary Care at the Brooklyn Jewish Hospital, New York.

From 2000 to 2003 Dr. Artamonov was in the Residency Training Program for Physical Medicine and Rehabilitation at Temple University and from 2003 to 2004, Dr. Artamonov was a Clinical Fellow at the Harvard Medical School Combined Pain Fellowship and working in Acute, Chronic and Cancer Pain in Adults and Children at Brigham and Women's Hospital, Boston, Beth Israel Deaconess Medical Center, Boston, Boston Children's Hospital and Dana Farber's Cancer Center, Boston. From 2009 to 2014, Dr. Aramonov was an Advanced Fellow in the Fellowship in Anti-Aging, Regenerative & Functional Medicine. From 2011 to the present, Dr. Artamonov has served as CEO and President of MJA Healthcare Network, a multispecialty healthcare system consisting of over 15 entities.

Dr. Artamonov is Board Certified in Brain Injury Medicine, Anti-Aging and Functional Medicine, and Pain Medicine. Dr. Artamonov has published books including "Pot Luck: Why Marijuana is Today's Medicine" (2015), "Integrative Interventional Pain Management" (2014), "Your Health, Your Weight, Your Life" (2012) and "Health is Everything: Patients, Practitioners and Good Medicine" (2011).

15

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

Exhibit No.	Name of Exhibit

31.1	Certification of Chief Executive Officer required under Rule 13a-14(a)/15d-14(a) under the Exchange Act.*

31.2	Certification of Principal Financial Officer required under Rule 13a-14(a)/15d-14(a) under the Exchange Act.*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 23, 2015

CANNAMED ENTERPRISES, INC.

By:	/s/ Mikhail J. Artamonov
Name:	Mikhail J. Artamonov
Title:	Chief Executive and Financial Officer