Form 10-K
period 2015-12-31
CannaMED Enterprises, Inc.
filed 2016-03-22
CIK 1623016

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

or

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number 000-55308

CannaMED Enterprises, Inc.

formerly

Redwood Valley Acquisition Corporation

(Exact name of registrant issuer as specified in its charter)

Delaware	47-2072746
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

391 East Brown Street, Stroudsburg, PA	18301
(Address of principal executive offices)	(zip code)

Registrant’s phone number, including area code (949) 673-4510

Securities registered under Section 12(b) of the Exchange Act:

None.

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $0.0001 par value per share

(Title of Class)

Check whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No ☒

Check whether the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes ☐  No ☒

Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Check whether the registrant has submitted electronically and posted on its corporate Web site, if  any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (section 232.405 of this chapter) during the preceding twelve months (or shorter period that the registrant was required to submit and post such files). Yes ☐  No ☒

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K (§229.405 of this chapter) contained herein, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Check whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐

Non-accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒  No ☐

As of March 21, 2016, there were no non-affiliate holders of common stock of the Company.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 21, 2016
Common Stock, $0.0001 par value	3,500,000

FORWARD-LOOKING STATEMENTS

Certain statements made in this Annual Report on Form 10-K are “forward-looking statements” (within the meaning of the Private Securities Litigation Reform Act of 1995) regarding the plans and objectives of management for future operations. Such statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of CannaMED Enterprises, Inc. (the “Company”) to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. The Company's plans and objectives are based, in part, on assumptions involving the continued expansion of business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes its assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance the forward-looking statements included in this Report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

PART I

Item 1.	Description of Business.

CannaMED Enterprises, Inc. (“CannaMED” or “the Company”) was incorporated on September 25, 2014 under the laws of the state of Delaware under the name Redwood Valley Acquisition Corporation ("Redwood Valley ") to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions. The Company was formed to provide a method for a foreign or domestic private company to become a reporting company with a class of securities registered under the Securities Exchange Act of 1934.  The Company’s objectives were to locate and negotiate with a business entity for the combination of that target company with Redwood Valley. This combination would normally take the form of a merger, stock-for-stock exchange or stock-for-assets exchange. In most instances the target company will wish to structure the business combination to be within the definition of a tax-free reorganization under Section 351 or Section 368 of the Internal Revenue Code of 1986, as amended.

During the period covered by this report, the Company located such a target and began the process to effect a change in control. On August 24, 2015, the following events occurred which resulted in a change of control of the Company:

1.	The officers and directors of Redwood Valley, James Cassidy and James McKillop, entered into a Share Purchase Agreement (the “SPA”) pursuant to which they entered into an agreement to sell an aggregate of 19,500,000 shares of their shares of the Company’s common stock to Mikhail Artamonov, at an aggregate purchase price of $75,000. These shares represented 98% of the Company’s issued and outstanding common stock. Effective upon the closing date of the Share Purchase Agreement, James Cassidy and James McKillop executed the agreement and owned 7% of shares of the Company’s stock, respectively, and Mikhail Artamonov, was the majority stockholder of the Company.
2.	The Company redeemed and cancelled an aggregate of 19,500,000 of the then 20,000,000 shares of outstanding stock at a redemption price of $.0001 per share and cancelled such shares. The then current officers and directors resigned.
3.	Mikhail Artamonov was named President, Secretary and Chief Financial Officer of the Company. He now serves as the Chief Executive Officer, Secretary, Chief Financial Officer and Director of the Company.

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

The Company envisions to initially enter into joint ventures or acquire partial ownership in:

●	a laboratory for medical cannabis testing, a pharmacy to perform research;
●	a pharmacy to perform research and development of the newest medical cannabis formulations;
●	a clinical practice to establish the network dispensaries;
●	a packaging company;
●	a research facility; and
●	real estate to establish the foundation for the growing network

Item 1A.	Risk Factors.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide this information.

Item 1B.	Unresolved Staff Comments.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide this information.

Item 2.	Description of Property.

The Registrant neither rents nor owns any properties. The Registrant currently has no policy with respect to investments or interests in real estate, real estate mortgages or securities of, or interests in, persons primarily engaged in real estate activities.

Item 3.	Legal Proceedings.

The Company is not a party to any legal proceeding or litigation.

Item 4.	Mine Safety Disclosures.

Not Applicable.

PART II

Item 5.	Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities.

Common Stock

Our Certificate of Incorporation authorizes the issuance of up to 100,000,000 shares of common stock, par value $.0001 per share (the “Common Stock”). The Common Stock is not listed on a publicly-traded market. As of March 21, 2016, there were three holders of record of the Common Stock.

Preferred Stock

Our Certificate of Incorporation authorizes the issuance of up to 20,000,000 shares of preferred stock, par value $.0001 per share (the “Preferred Stock”). The Company has not yet issued any of its Preferred Stock.

Dividend Policy

The Company has not declared or paid any cash dividends on its Common Stock and does not intend to declare or pay any cash dividend in the foreseeable future. The payment of dividends, if any, is within the discretion of the Board of Directors and will depend on the Company’s earnings, if any, its capital requirements and financial condition and such other factors as the Board of Directors may consider.

Securities Authorized for Issuance under Equity Compensation Plans

The Company does not have any equity compensation plans or any individual compensation arrangements with respect to its Common Stock or Preferred Stock. The issuance of any of our common or preferred stock is within the discretion of our Board of Directors, which has the power to issue any or all of our authorized but unissued shares without stockholder approval.

Recent Sales of Unregistered Securities

There were no unregistered sales of equity securities during the year ended December 31, 2015.

Issuer Purchases of Equity Securities

None.

Item 6.	Selected Financial Data.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide this information.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation.

The Company currently does not engage in any business activities that provide cash flow. During the next twelve months we anticipate incurring costs related to developing a unique business model.

We believe we will be able to meet these costs through use of funds in our treasury, through deferral of fees by certain service providers and additional amounts, as necessary, to be loaned to or invested in us by our stockholders, management or other investors.

Liquidity and Capital Resources

As of December 31, 2015, the Company had assets equal to $-0-. This compares with assets of $-0- as of December 31, 2014. As of December 31, 2015 and December 31, 2014, the Company had liabilities equal to $4,725 and $-0-, respectively. For the year ended December 31, 2015, contributions from shareholders totaled $6,606. For the period of September 25, 2014 (inception) through December 31, 2014, a total of $2,312 was provided by financing activities. Of this amount, $2,000 was received from the sale of stock and $312 was received from shareholder contributions.

The following is a summary of the Company's cash flows provided by (used in) operating, investing and financing activities for the year ended December 31, 2015 and the period of September 25, 2014 (inception) through December 31, 2014.

	Fiscal Year Ended December 31, 2015	Period of September 25, 2014 (inception) through December 31, 2014
Net Cash (Used in) Operating Activities	$(6,606)	$(312)
Net Cash (Used in) Investing Activities	-	-
Net Cash Provided by Financing Activities	$6,606	$2,312
Net Increase (Decrease) in Cash and Cash Equivalents	$-	$2,000

The Company has no assets and has generated no revenues since inception. The Company is also dependent upon the receipt of capital investment or other financing to fund its ongoing operations and to execute its business plan of seeking a combination with a private operating company. In addition, the Company is dependent upon certain related parties to provide continued funding and capital resources. If continued funding and capital resources are unavailable at reasonable terms, the Company may not be able to implement its plan of operations.

Results of Operations

The Company has not conducted any active operations since inception, except for its efforts to locate suitable acquisition candidates. No revenue has been generated by the Company from September 25, 2014 (Inception) to December 31, 2015.

For the fiscal year ended December 31, 2015, the Company had a net loss of $11,331, consisting of accounting, auditing, and expenses incurred in relation to the filing of the Company’s Quarterly Reports on Form 10-Q and Annual Report on Form 10-K.

For the period of September 25, 2014 (inception) through December 31, 2014, the Company had a net loss of $712, consisting of accounting, auditing, and expenses incurred in relation to the filing of the Company’s Quarterly Reports on Form 10-Q and Annual Report on Form 10-K.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Contractual Obligations

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide this information.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide this information.

Item 8.	Financial Statements and Supplementary Data.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company’s management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) that is designed to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

In accordance with Exchange Act Rules 13a-15, an evaluation was completed under the supervision and with the participation of the Company’s management, including the Company’s President, Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this Annual Report. Based on that evaluation, the Company’s President, Principal Executive Officer and Principal Financial Officer concluded that the Company’s disclosure controls and procedures were ineffective in providing reasonable assurance that information required to be disclosed in the Company’s reports filed or submitted under the Exchange Act was recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms.

Evaluation of Internal Controls over Financial Reporting

The management of CannaMED Enterprises, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) of the Securities Exchange Act of 1934, as amended. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. These internal controls include policies and procedures that:

●	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of assets;
●	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles;
●	Provide reasonable assurance that receipts and expenditures are being made only in accordance with the authorization of our management and directors; and
●	Provide reasonable assurance that unauthorized acquisition, use or disposition of company assets that would have a material impact on financial statements will be prevented or detected on a timely basis.

Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that a misstatement of our financial statements would be prevented or detected.

Management conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management concluded that internal control over financial reporting was ineffective as of December 31, 2015.

This annual report does not include a report from the Company’s registered public accounting firm regarding internal control over financial reporting due to the permanent exemption established by the Securities and Exchange Commission for public companies designated as small filers.

Changes in Internal Controls over Financial Reporting

There have been no significant changes in the Company's internal controls over financial reporting during the year ended December 31, 2015 that have materially affected, or are reasonable likely to materially affect, the Company's internal control over financial reporting.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

(a) Identification of Directors and Executive Officers. The following table sets forth certain information regarding the Company’s directors and executive officers:

Name	Age	Position

Mikhail Artamonov	46	President, Secretary, Chief Financial Officer and Director

The Company’s officers and directors are elected annually for a one-year term or until their respective successors are duly elected and qualified or until their earlier resignation or removal.

(b) Significant Employees.

As of the date hereof, the Company has no significant employees.

(c) Family Relationships.

There are no family relationships among directors, executive officers, or persons nominated or chosen by the issuer to become directors or executive officers.

(d) Involvement in Certain Legal Proceedings.

There are no legal proceedings, as of the date hereof.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires the Company’s directors and officers, and persons who beneficially own more than 10% of a registered class of the Company’s equity securities, to file reports of beneficial ownership and changes in beneficial ownership of the Company’s securities with the SEC on Forms 3, 4 and 5. Officers, directors and greater than 10% stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

Based solely on the Company’s review of the copies of the forms received by it during the fiscal year ended December 31, 2015, and written representations that no other reports were required, the Company believes that no person who, at any time during such fiscal year, was a director, officer or beneficial owner of more than 10% of the Company’s common stock failed to comply with all Section 16(a) filing requirements during such fiscal years.

Code of Ethics

We have not adopted a Code of Business Conduct and Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions in that our sole officer and director serve in these capacities.

Nominating Committee

We have not adopted any procedures by which security holders may recommend nominees to our Board of Directors.

Audit Committee

The Board of Directors acts as the audit committee.

Item 11.	Executive Compensation.

The following table sets forth the cash compensation paid by the Company to its President and all other executive officers who earned annual compensation exceeding $100,000 for services rendered during the fiscal years ended December 31, 2015 and 2014.

Name and Position	Year	Other Compensation
Mikhail Artamonov,	2015	None
President, Secretary, Chief Financial Officer and Director

James Cassidy	2014	None
President, Secretary, Chief Financial Officer and Director

James McKillop	2014	None
Vice-president and Director

Director Compensation

We do not currently pay any cash fees to our directors, nor do we pay directors’ expenses in attending board meetings.

Employment Agreements

The Company is not a party to any employment agreements.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

(a) The following tables set forth certain information as of March 21, 2016, regarding (i) each person known by the Company to be the beneficial owner of more than 5% of the outstanding shares of Common Stock, (ii) each director, nominee and executive officer of the Company and (iii) all officers and directors as a group.

Name and Address	Amount and Nature of Beneficial Ownership		Percentage of Class
Mikhail Artamonov	3,000,000	(1)	86%

James Cassidy	250,000		7%

James McKillop	250,000		7%

(1)	Mikhail Artamonov serves as the sole officer and director of the Company.

(b) The Company currently has not authorized any compensation plans or individual compensation arrangements.

Item 13.	Certain Relationships and Related Transactions.

Except as otherwise indicated herein, there have been no related party transactions, or any other transactions or relationships required to be disclosed pursuant to Item 404 of Regulation S-K.

Item 14.	Principal Accounting Fees and Services.

Audit Fees

The aggregate fees billed to the Company, for professional services rendered for the audit of our annual financial statements and review of financial statements included in our quarterly reports on Form 10-Q or annual reports on 10-K, or services that are normally provided in connection with statutory and regulatory filings, were $6,825 for the fiscal year ended December 31, 2015 and $750 for the period September 25, 2014 through December 31, 2014.

Audit-Related Fees

There were no fees billed to the Company for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s financial statements for the fiscal year ended December 31, 2015 and for the period September 25, 2014 through December 31, 2014.

Tax Fees

There were no fees billed to the Company for professional services for tax compliance, tax advice, and tax planning for the fiscal year ended December 31, 2015 and for the period September 25, 2014 through December 31, 2014.

Audit Committee’s Pre-Approval Process

The Board of Directors acts as the audit committee of the Company, and accordingly, all services are approved by all the members of the Board of Directors.

Item 15.	Exhibits, Financial Statement Schedules.

(a) We set forth below a list of our audited financial statements included in Item 8 of this annual report on Form 10-K.

____________

*Page F-1 begins on the page following this index.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

CannaMED Enterprises, Inc.

We have audited the accompanying balance sheets of CannaMED Enterprises, Inc. (the "Company”) as of December 31, 2015 and 2014, and the related statement of operations, changes in stockholders’ deficit and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company was not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2015 and 2014, and the results of its operations, changes in stockholders’ deficit and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, these conditions raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

/s/ Anton & Chia, LLP

Newport Beach, California

March 21, 2016

CANNAMED ENTERPRISES, INC.

(Formerly Redwood Valley Acquisition Corporation)

BALANCE SHEETS

	December 31,
	2015	2014
ASSETS
CURRENT ASSETS
Cash	$-	$-
TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$4,725	$-
TOTAL LIABILITIES	4,725	-

STOCKHOLDERS’ DEFICIT:
Preferred stock, $0.0001 par value, 20,000,000 shares authorized, none issued and outstanding as of December 31, 2015 and December 31, 2014, respectively	-	-
Common stock, $0.0001 par value, 100,000,000 shares authorized, 3,500,000 and 20,000,000 shares issued and outstanding as of December 31, 2015 and December 31, 2014, respectively	350	2,000
Discount on common stock	(350)	(2,000)
Additional paid in capital	7,318	712
Accumulated deficit	(12,043)	(712)
Total Stockholders’ Deficit	(4,725)	-
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$-	$-

The accompanying notes are an integral part of these financial statements.

CANNAMED ENTERPRISES, INC.
(Formerly Redwood Valley Acquisition Corporation)

STATEMENTS OF OPERATIONS

	Year Ended December 31, 2015	Period of September 25, 2014 (inception) through December 31, 2014

REVENUES	$-	$-
COST OF REVENUES	-	-
GROSS PROFIT	-	-
Operating expenses	11,331	712
TOTAL OPERATING EXPENSES	(11,331)	712

LOSS FROM OPERATIONS	(11,331)	(712)
LOSS BEFORE PROVISION FOR INCOME TAXES	(11,331)	(712)
Provision for income taxes	-	-

NET LOSS	$(11,331)	$(712)
NET LOSS PER SHARE OF COMMON STOCK - Basic and diluted	$-	$-
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING - Basic and diluted	14,152,473	20,000,000

The accompanying notes are an integral part of these financial statements.

CANNAMED ENTERPRISES, INC.
(Formerly Redwood Valley Acquisition Corporation)

STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT

				Discount
				On
	Common Stock			Common	Accumulated	Stockholder's
	Shares	Amount	APIC	Stock	Deficit	Equity
Balance, 9/25/2014 (Inception)	-	$-	$-		$-	$-
Common stock issued	20,000,000	2,000	-	(2,000)	-	-
Additional paid-in capital	-	-	712		-	712
Net loss	-	-	-		(712)	(712)
Balance, 12/31/2014	20,000,000	$2,000	$712	$(2,000)	$(712)	$-
Shares Issued	3,000,000	300	-	(300)	-	-
Shares Redeemed	(19,500,000)	(1,950)		1,950		-
Contribution from shareholders	-	-	6,606		-	6,606
Net loss	-	-	-		(11,331)	(11,331)
Balance, 12/31/2015	3,500,000	$350	$7,318	$(350)	$(12,043)	$(4,725)

The accompanying notes are an integral part of these financial statements.

CANNAMED ENTERPRISES, INC.

(Formerly Redwood Valley Acquisition Corporation)

STATEMENTS OF CASH FLOWS

	Year Ended December 31, 2015	Period of September 25, 2014 (inception) through December 31, 2014
OPERATING ACTIVITIES:
Net loss	$(11,331)	(712)
Changes in Operating Assets and Liabilities
Accrued liabilities	4,725	400
Net cash used in operating activities	(6,606)	(312)

INVESTING ACTIVITIES:	-	-
Net cash used in investing activities	-	-

FINANCING ACTIVITIES:
Proceeds from issuance of common stock	-	2,000
Proceeds from stockholders’ contribution	6,606	312
Net cash provided by financing activities	6,606	2,312
Net increase (decrease) in cash	-	2,000
Cash at beginning of period	-	-
Cash at end of period	$-	2,000

Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$-
Cash paid for income tax	$-	$-

The accompanying notes are an integral part of these financial statements.

CANNAMED ENTERPRISES, INC.

(Formerly Redwood Valley Acquisition Corporation)

NOTES TO FINANCIAL STATEMENTS

NOTE 1 – BASIS OF PRESENTATION AND ORGANIZATION

Nature of Operations and Background —

CannaMED Enterprises, Inc. (“CannaMED” or “the Company”) was incorporated on September 25, 2014 under the laws of the state of Delaware under the name Redwood Valley Acquisition Corporation ("Redwood Valley ") to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions. The Company was formed to provide a method for a foreign or domestic private company to become a reporting company with a class of securities registered under the Securities Exchange Act of 1934.  The Company’s objectives were to locate and negotiate with a business entity for the combination of that target company with Redwood Valley. This combination would normally take the form of a merger, stock-for-stock exchange or stock-for-assets exchange. In most instances the target company will wish to structure the business combination to be within the definition of a tax-free reorganization under Section 351 or Section 368 of the Internal Revenue Code of 1986, as amended.

During the period covered by this report, the Company located such a target and began the process to effect a change in control. On August 24, 2015, the following events occurred which resulted in a change of control of the Company:

1.	The officers and directors of Redwood Valley, James Cassidy and James McKillop, entered into a Share Purchase Agreement (the “SPA”) pursuant to which they entered into an agreement to sell an aggregate of 19,500,000 shares of their shares of the Company’s common stock to Mikhail Artamonov, at an aggregate purchase price of $75,000. These shares represented 98% of the Company’s issued and outstanding common stock. Effective upon the closing date of the Share Purchase Agreement, James Cassidy and James McKillop executed the agreement and owned 7% of shares of the Company’s stock, respectively, and Mikhail Artamonov, was the majority stockholder of the Company.
2.	The Company redeemed and cancelled an aggregate of 19,500,000 of the then 20,000,000 shares of outstanding stock at a redemption price of $.0001 per share and cancelled such shares. The then current officers and directors resigned.
3.	Mikhail Artamonov was named President, Secretary and Chief Financial Officer of the Company. He now serves as the Chief Executive Officer, Secretary, Chief Financial Officer and Director of the Company.

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

Cash and Cash Equivalents –

Cash and cash equivalents includes all highly liquid instruments with an original maturity of three months or less as of December 31, 2015. The Company did not have cash equivalents as of December 31, 2015 and December 31, 2014.

Concentration of Risk–

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash. The Company places its cash with high quality banking institutions. The Company did not have cash balances in excess of the Federal Deposit Insurance Corporation limit as of December 31, 2015 and December 31, 2014.

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

The carrying value of cash, accounts payables and accrued expenses approximates their fair values due to their short-term maturities at December 31, 2015 and December 31, 2014.

Revenue Recognition –

The Company will recognize revenue in accordance with ASC 605, Revenue Recognition. ASC 605 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery of product has met the criteria established in the arrangement or services rendered; (3) the fee is fixed and determinable; and (4) collectability is reasonably assured. This occurs when the products or services are completed in accordance with the contracts we have with clients. In connection with our products and services arrangements, if we are paid in advance, these amounts will be classified as deferred revenue and amortized over the term of the agreement.

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

NOTE 2 – GOING CONCERN

CannaMED has not yet generated any revenue since inception to date and has sustained operating loss. As of December 31, 2015, the Company had working capital deficit of $4,725 and an accumulated deficit of $12,043. The Company’s continuation as a going concern is dependent on its ability to generate sufficient cash flows from a business combination or other operations to meet its obligations and/or obtaining additional financing from its shareholders or other sources, as may be required.

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

NOTE 3 – RECENT ACCOUNTING PRONOUNCEMENTS

On June 10, 2014, the FASB issued ASU 2014-10, Development Stage Entities (Topic 915). The amendments in this update remove the definition of a development stage entity from Topic 915, thereby removing the distinction between development stage entities and other reporting entities from U.S. GAAP. In addition, the amendments eliminate the requirements for development stage entities to (1) present inception-to-date information on the statements of income, cash flows, and shareholder’s equity, (2) label the financial statements as those of a development stage entity, (3) disclose a description of the development stage activities in which the entity is engaged, and (4) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage. Early adoption is permitted. The Company adopted this accounting standard during the current period.

In May 2014, the FASB issued ASU 2014-09, "Revenue from Contracts with Customers (Topic 606)," which is the new comprehensive revenue recognition standard that will supersede all existing revenue recognition guidance under GAAP. The standard's core principle is that a company will recognize revenue when it transfers promised goods or services to a customer in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. This ASU is effective for annual and interim periods beginning on or after December 15, 2016, and early adoption is not permitted. Entities will have the option of using either a full retrospective approach or a modified approach to adopt the guidance in the ASU. The Company currently has no revenues and doesn’t expect any impact of adopting this guidance.

August 2014, the FASB issued ASU 2014-15, “Presentation of Financial Statements – Going Concern (Topic 205-40)”, which requires management to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern for each annual and interim reporting period. If substantial doubt exists, additional disclosure is required. This new standard will be effective for the Company for annual and interim periods beginning after December 15, 2016. Early adoption is permitted. The Company is evaluating the adoption of this accounting standard to determine what material impacts it may have on the financial statements and related disclosures.

There are no other recently issued accounting pronouncements that the Company has yet to adopt that are expected to have a material effect on its financial position, results of operations, or cash flows.

NOTE 4 – STOCKHOLDERS’ EQUITY

Preferred Stock - The Company is authorized to issue 20,000,000 shares of preferred stock with a par value of $0.0001 per share. There were no preferred shares issued as of December 31, 2015 and 2014.

Common Stock - Common stock consists of $0.0001 par value, 100,000,000 shares authorized, of which 20,000,000 were issued and outstanding as of December 31,2014. In August 2015, 19,500,000 shares were redeemed for $1,950 and 3,000,000 shares were issued for $300. As of December 31, 2015, there were 3,500,000 common shares issued and outstanding.

The current ownership structure is as follows:

	Common Shares	Percent
Mikhail Artamonov	3,000,000	86%
James McKillop	250,000	7%
James Cassidy	250,000	7%
	3,500,000	100%

NOTE 5 – COMMITMENTS AND CONTINGENCIES

Lease commitment

The Company had no lease commitments as of December 31, 2015 and 2014.

NOTE 6 – INCOME TAX

The Company has not recognized an income tax benefit for its operating losses generated based on uncertainties concerning its ability to generate taxable income in future periods. The tax benefit for the period presented is offset by a valuation allowance established against deferred tax assets arising from the net operating losses, the realization of which could not be considered more likely than not. In future periods, tax benefits and related deferred tax assets will be recognized when management considers realization of such amounts to be more likely than not.

The provision (benefit) for income taxes consists of the following for the years ended December 31, 2015 and 2014:

		December 31, 2015	December 31, 2014
Current	U.S.	$—	$—

Deferred	U.S.	—	—
Total		$—	$—

A valuation allowance for the net deferred tax assets has been recorded as it is more likely than not that these benefits will not be realized through future operations.

 Deferred tax assets consist of the following as of December 31, 2015 and 2014:

	December 31, 2015	December 31, 2014
Net operating loss carryforward	$(5,124)	$(303)
general business tax credit	—	—
Accrued expenses	—	—
Other	—	—
	(5,124)	(303)
Valuation allowance	5,124	303
Total	$—	$—

 As of December 31, 2015 and 2014, the Company had net operating loss carryforwards (“NOL”) for federal and state reporting purposes of approximately $5,124 and $303, respectively, which expire in various years through 2035. The Federal and state tax codes provide for restrictive limitations on the annual utilization of NOLs to offset taxable income when the stock ownership of a company significantly changes, as defined.

The income tax provision effective rate of 0% differs from that computed using the 31% federal income tax rate, a 2.7% federal benefit of state tax deduction, combined with an 8.84% California state income tax rate, for a blended rate of 42.5%. During the years ended December 31, 2015 and 2014, the valuation allowance increased by $4,821 and $303, respectively.

	December 31, 2015	December 31, 2014
Tax benefit at statutory federal rate	$(3,819)	$(240)
State taxes, net of federal tax benefit	(1,002)	(63)
Increase (decrease) in valuation allowance	4,821	303
Other	—	—
Permanent Items	—	—
General business tax credit	—	—
Total	$—	$—

(b) Index to Exhibits required by Item 601 of Regulation S-K.

Exhibit	Description

3.1	Certificate of Incorporation

3.2	By-laws

31.1	Certification of the Company’s Principal Executive and Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2015

32.1	Certification of the Company’s Principal Executive and Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CANNAMED ENTERPRISES, INC.

Dated: March 21, 2016	By:	/s/ Mikhail J. Artamonov
Mikhail J. Artamonov
President and Director
Principal Executive Officer
Principal Financial Officer
Principal Accounting Officer

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Title	Date
/s/ Mikhail J. Artamonov	President, Secretary, Chief	March 21, 2016
Mikhail J. Artamonov	Financial Officer and Sole Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)