Form 10-Q
period 2016-03-31
CannaMED Enterprises, Inc.
filed 2016-05-10
CIK 1623016

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended March 31, 2016

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

Large Accelerated Filer	☐	Accelerated Filer	☐
Non-accelerated Filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒  No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 10, 2016
Common Stock, $0.0001 par value	3,500,000

PART I - FINANCIAL INFORMATION

ITEM I - FINANCIAL STATEMENTS

CANNAMED ENTERPRISES, INC.

(Formerly Redwood Valley Acquisition Corporation)

CONDENSED BALANCE SHEETS

	March 31, 2016	December 31, 2015
	(Unaudited)	(audited)
ASSETS
TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$2,100	$4,725
TOTAL LIABILITIES	2,100	4,725

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.0001 par value, 20,000,000 shares authorized, none issued and outstanding as of March 31, 2016 and December 31, 2015, respectively	-	-
Common stock, $0.0001 par value, 100,000,000 shares authorized, 3,500,000 issued and outstanding as of March 31, 2016 and December 31, 2015, respectively	350	350
Discount on common stock	(350)	(350)
Additional paid in capital	17,130	7,318
Accumulated deficit	(19,230)	(12,043)
Total Stockholders’ Deficit	(2,100)	(4,725)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$-	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

CANNAMED ENTERPRISES, INC.
(Formerly Redwood Valley Acquisition Corporation)

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended March 31,
	2016	2015

REVENUES	$-	$-
COST OF REVENUES	-	-
GROSS PROFIT	-	-
Operating expenses	7,187	-
TOTAL OPERATING EXPENSES	(7,187)	-

LOSS FROM OPERATIONS	(7,187)	-
LOSS BEFORE PROVISION FOR INCOME TAXES	(7,187)	-
Provision for income taxes	-	-

NET LOSS	$(7,187)	$-
NET LOSS PER SHARE OF COMMON STOCK - Basic and diluted	$-	$-
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING - Basic and diluted	3,500,000	20,000,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

CANNAMED ENTERPRISES, INC.

(Formerly Redwood Valley Acquisition Corporation)

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended March 31,
	2016	2015

OPERATING ACTIVITIES:
Net loss	$(7,187)	-
Changes in Operating Assets and Liabilities
Accrued liability	(2,625)	-
Net cash used in operating activities	(9,812)	-

INVESTING ACTIVITIES:
Net cash used in investing activities	-	-

FINANCING ACTIVITIES:
Proceeds from stockholders’ contribution	9,812	-
Net cash provided by financing activities	9,812	-

Net increase (decrease) in cash	-	-
Cash at beginning of period	-	-
Cash at end of period	$-	-

Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$-
Cash paid for income tax	$-	$-

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

Cash and Cash Equivalents

Cash and cash equivalents includes all highly liquid instruments with an original maturity of three months or less as of March 31, 2016. The Company did not have cash equivalents as of March 31, 2016 and December 31, 2015.

Concentration of Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash. The Company places its cash with high quality banking institutions. The Company did not have cash balances in excess of the Federal Deposit Insurance Corporation limit as of March 31, 2016 and December 31, 2015.

Fair Value of Financial Instruments

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

The carrying value of cash, accounts payables and accrued expenses approximates their fair values due to their short-term maturities at March 31, 2016 and December 31, 2015.

Revenue Recognition

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

NOTE 2 – GOING CONCERN

CannaMED has not yet generated any revenue since inception to date and has sustained operating loss. As of March 31, 2016, the Company had working capital deficit of $2,100 and an accumulated deficit of $19,230. The Company’s continuation as a going concern is dependent on its ability to generate sufficient cash flows from a business combination or other operations to meet its obligations and/or obtaining additional financing from its shareholders or other sources, as may be required.

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

NOTE 3 – RECENT ACCOUNTING PRONOUNCEMENTS

In March 2016, the FASB issued an amendment to the guidance on stock compensation. The amendment simplifies several aspects of the accounting for share-based payment award transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The guidance is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. The Company is currently evaluating the impact this guidance will have on its consolidated financial statements, but anticipates that adoption of this guidance will reduce its effective tax rate.

In March 2016, the FASB issued an update to the guidance on revenue recognition. The update clarifies the implementation guidance on principal versus agent considerations, including how an entity should identify the unit of accounting for the principal versus agent evaluation and how it should apply the control principle to certain types of arrangements. In April 2016, the FASB issued another update to the guidance on revenue recognition. This update clarifies the implementation guidance on identifying performance obligations and licensing, while retaining the related principles for those areas. The amendments in these updates are effective for annual reporting periods beginning after December 15, 2017, and interim periods within those annual periods. The Company is currently evaluating the impact the revenue recognition guidance, including these updates, will have on its consolidated financial statements.

In February 2016, the FASB issued an amendment to the guidance on leases. The amendment improves transparency and comparability among companies by recognizing lease assets and lease liabilities on the balance sheet and by disclosing key information about leasing arrangements. The guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company is currently evaluating the impact this guidance will have on its consolidated financial statements.

There are no other recently issued accounting pronouncements that the Company has yet to adopt that are expected to have a material effect on its financial position, results of operations, or cash flows.

NOTE 4 – STOCKHOLDERS’ DEFICIT

Preferred Stock - The Company is authorized to issue 20,000,000 shares of preferred stock with a par value of $0.0001 per share. There were no preferred shares issued as of March 31, 2016 and December 31, 2015.

Common Stock - Common stock consists of $0.0001 par value, 100,000,000 shares authorized, of which 3,500,000 were issued and outstanding as of March 31, 2016 and December 31, 2015.

The current ownership structure is as follows:

	Common Shares	Percent
Mikhail Artamonov	3,000,000	86%
James McKillop	250,000	7%
James Cassidy	250,000	7%
	3,500,000	100%

NOTE 5 – INCOME TAX

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information contained in this Form 10-Q is intended to update the information contained in our Annual Report on Form 10-K for the year ended December 31, 2015 and presumes that readers have access to, and will have read, the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other information contained in such Form 10-K. The following discussion and analysis also should be read together with our financial statements and the notes to the financial statements included elsewhere in this Form 10-Q.

The following discussion contains certain statements that may be deemed “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements appear in a number of places in this Report, including, without limitation, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These statements are not guarantees of future performance and involve risks, uncertainties and requirements that are difficult to predict or are beyond our control. Forward-looking statements speak only as of the date of this quarterly report. You should not put undue reliance on any forward-looking statements. We strongly encourage investors to carefully read the factors described in our Annual Report on Form 10-K for the year ended December 31, 2015 in the section entitled “Risk Factors” for a description of certain risks that could, among other things, cause actual results to differ from these forward-looking statements. We assume no responsibility to update the forward-looking statements contained in this quarterly report on Form 10-Q. The following should also be read in conjunction with the unaudited Financial Statements and notes thereto that appear elsewhere in this report.

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

As of March 31, 2016, the CannaMED has not generated revenues and has no income or cash flows from operations since inception. For the three months ended March 31, 2016, the Company sustained net loss of $7,187, and had an accumulated deficit of $19,230.

Results of Operations for the Three Months Ended March 31, 2016 and 2015

Net Sales

We had no net sales during the three months ended March 31, 2016 and 2015. We were existing as a shell company and had no sales.

Cost of Revenues

There were no costs of revenues for the three months ended March 31, 2016 and 2015 due to the lack of sales.

Operating Expenses

Our operating expenses for the three months ended March 31, 2016 and 2015 were $7,187 and $0, respectively. These costs related to post-acquisition public company expenses.

Cash Flows

The following table sets forth our cash flows for the three months ended March 31, 2016 and 2015.

	For the Three Months Ended March 31,
	2016	2015
	(unaudited)	(unaudited)
Operating activities
Net loss	$(7,187)	$-
Change in working capital	(2,625)	-
Total	(9,812)	-
Investing activities	-	-
Financing activities	9,812	-
Total	$-	$-

Operating Activities

During the three months ended March 31, 2016 and 2015 were $9,812 and $0, respectively. The change in working capital is primarily related to an increase in operating expenses related to public company expenses after the change in control.

Investing Activities

There were no investing activities during the three months ended March 31, 2016 and 2015.

Financing Activities

During the three months ended March 31, 2016 and 2015 proceeds from financing activities were $9,812 and $0, respectively, comprised exclusively of shareholder contributions.

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

Until such time as the Company effects a change in control or business combination, management will advance all the expenses of the Company in the form of contributed capital.

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

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures: We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures”, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of March 31, 2016, that our disclosure controls and procedures are ineffective to a reasonable assurance level of achieving such objectives. However, it should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

Changes in Internal Control over Financial Reporting: There were no changes in our internal control over financial reporting during the quarter ending March 31, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Mikhail J. Artamonov, MD, serves as the sole officer and director of the Registrant. Dr. Artamonov received his M.D. in General Medicine from the 1st Moscow Medical Sechenov School, Russia in 1994 and was a resident in the Combined Residency Training Program for Rehabilitation, Pain and Complementary Medicine from 1994 to 1997 at the 1st Moscow Medical Sechenov School, Russia and Hanover Medical University, Germany. From 1997 to 1999, Dr. Artamonov was a clinical and research fellow in psychotherapy at the 1st Moscow Medical Sechenov School, Russia and from 1999 to 2000 was at the Internship Training Program in Internal Redicine-Primary Care at the Brooklyn Jewish Hospital, New York.

From 2000 to 2003 Dr. Artamonov was in the Residency Training Program for Physical Medicine and Rehabilitation at Temple University and from 2003 to 2004, Dr. Artamonov was a Clinical Fellow at the Harvard Medical School Combined Pain Fellowship and working in Acute, Chronic and Cancer Pain in Adults and Children at Brigham and Women's Hospital, Boston, Beth Israel Deaconess Medical Center, Boston, Boston Children's Hospital and Dana Farber's Cancer Center, Boston. From 2009 to 2014, Dr. Artamonov was an Advanced Fellow in the Fellowship in Anti-Aging, Regenerative & Functional Medicine. From 2011 to the present, Dr. Artamonov has served as CEO and President of MJA Healthcare Network, a multispecialty healthcare system consisting of over 15 entities.

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

Date: May 10, 2016	CANNAMED ENTERPRISES, INC.

	By:	/s/ Mikhail J. Artamonov
	Name:	Mikhail J. Artamonov
	Title:	Chief Executive and Financial Officer

