Form 10-Q
period 2016-06-30
CannaMED Enterprises, Inc.
filed 2016-08-12
CIK 1623016

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended June 30, 2016

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

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒  No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 12, 2016
Common Stock, $0.0001 par value	3,500,000

PART I - FINANCIAL INFORMATION

ITEM I - FINANCIAL STATEMENTS

CANNAMED ENTERPRISES, INC.

(Formerly Redwood Valley Acquisition Corporation)

CONDENSED BALANCE SHEETS

	June 30, 2016	December 31, 2015
	(Unaudited)	(audited)
ASSETS
TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable and accrued expenses	$3,327	$4,725
TOTAL LIABILITIES	3,327	4,725

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.0001 par value, 20,000,000 shares authorized, none issued and outstanding as of June 30, 2016 and December 31, 2015, respectively	-	-
Common stock, $0.0001 par value, 100,000,000 shares authorized, 3,500,000 issued and outstanding as of June 30, 2016 and December 31, 2015, respectively	350	350
Discount on common stock	(350)	(350)
Additional paid in capital	21,730	7,318
Accumulated deficit	(25,057)	(12,043)
Total Stockholders’ Deficit	(3,327)	(4,725)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$-	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

 CANNAMED ENTERPRISES, INC.
(Formerly Redwood Valley Acquisition Corporation)

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015

REVENUES	$-	$-	$-	$-
COST OF REVENUES	-	-	-	-
GROSS PROFIT	-	-	-	-
Operating expenses	5,827	-	13,014	-
TOTAL OPERATING EXPENSES	(5,827)	-	(13,014)	-

LOSS FROM OPERATIONS	(5,827)	-	(13,014)	-
LOSS BEFORE PROVISION FOR INCOME TAXES	(5,827)	-	(13,014)	-
Provision for income taxes	-	-	-	-

NET LOSS	$(5,827)	$-	(13,014)	$-
NET LOSS PER SHARE OF COMMON STOCK - Basic and diluted	$-	-	-	$-
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING - Basic and diluted	3,500,000	20,000,000	3,500,000	20,000,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

CANNAMED ENTERPRISES, INC.

(Formerly Redwood Valley Acquisition Corporation)

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended June 30,
	2016	2015

OPERATING ACTIVITIES:
Net loss	$(13,014)	-
Changes in Operating Assets and Liabilities
Accrued liability	(1,398)	-
Net cash used in operating activities	(14,412)	-

FINANCING ACTIVITIES:
Proceeds from stockholders’ contribution	14,412	-
Net cash provided by financing activities	14,412	-

Net increase (decrease) in cash	-	-
Cash at beginning of period	-	-
Cash at end of period	$-	-

Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$-
Cash paid for income tax	$-	$-

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

Cash and Cash Equivalents

Cash and cash equivalents includes all highly liquid instruments with an original maturity of three months or less as of June 30, 2016. The Company did not have cash equivalents as of June 30, 2016 and December 31, 2015.

Concentration of Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash. The Company places its cash with high quality banking institutions. The Company did not have cash balances in excess of the Federal Deposit Insurance Corporation limit as of June 30, 2016 and December 31, 2015.

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

NOTE 2 – GOING CONCERN

CannaMED has not yet generated any revenue since inception to date and has sustained operating loss. As of June 30, 2016, the Company had working capital deficit of $3,327 and an accumulated deficit of $25,057. The Company’s continuation as a going concern is dependent on its ability to generate sufficient cash flows from a business combination or other operations to meet its obligations and/or obtaining additional financing from its shareholders or other sources, as may be required.

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

NOTE 4 – STOCKHOLDERS’ DEFICIT

Preferred Stock - The Company is authorized to issue 20,000,000 shares of preferred stock with a par value of $0.0001 per share. There were no preferred shares issued as of June 30, 2016 and December 31, 2015.

Common Stock - Common stock consists of $0.0001 par value, 100,000,000 shares authorized, of which 3,500,000 were issued and outstanding as of June 30, 2016 and December 31, 2015.

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

As of June 30, 2016, the CannaMED has not generated revenues and has no income or cash flows from operations since inception. For the three months ended June 30, 2016, the Company sustained net loss of $5,827. For the six months ended June 30, 2016, the Company sustained a net loss of $13,014 and had an accumulated deficit of $25,057.

Results of Operations for the Three and Six Months Ended June 30, 2016 and 2015

Net Sales

We had no net sales during the three and six months ended June 30, 2016 and 2015. We were existing as a shell company and had no sales.

Cost of Revenues

There were no costs of revenues for the three and six months ended June 30, 2016 and 2015 due to the lack of sales.

Operating Expenses

Our operating expenses for the three months ended June 30, 2016 and 2015 were $5,827 and $0, respectively. Our operating expenses for the six months ended June 30, 2016 and 2015 were $13,014 and $0, respectively. These costs related to post-acquisition public company expenses.

Cash Flows

The following table sets forth our cash flows for the six months ended June 30, 2016 and 2015.

	For the Six Months Ended June 30,
	2016	2015
	(unaudited)	(unaudited)
Operating activities
Net loss	$(13,014)	$-
Change in working capital	(1,398)	-
Total	(14,412)	-
Investing activities	-	-
Financing activities	14,412	-
Total	$-	$-

Operating Activities

Cash used in operating activities during the six months ended June 30, 2016 and 2015 were $14,412 and $0, respectively. The change in working capital is primarily related to an increase in operating expenses related to public company expenses after the change in control.

Investing Activities

There were no investing activities during the six months ended June 30, 2016 and 2015.

Financing Activities

During the six months ended June 30, 2016 and 2015 proceeds from financing activities were $14,412 and $0, respectively, comprised exclusively of shareholder contributions.

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

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures: We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures”, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of June 30, 2016, that our disclosure controls and procedures are ineffective to a reasonable assurance level of achieving such objectives. However, it should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

Changes in Internal Control over Financial Reporting: There were no changes in our internal control over financial reporting during the quarter ending June 30, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date: August 12, 2016

CANNAMED ENTERPRISES, INC.

By:	/s/ Mikhail J. Artamonov
Name:	Mikhail J. Artamonov
Title:	Chief Executive and Financial Officer