Form 10-Q
period 2016-09-30
CannaMED Enterprises, Inc.
filed 2016-11-14
CIK 1623016

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended September 30, 2016

or

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number 000-55308

CannaMED Enterprises, Inc.

formerly

Redwood Valley Acquisition Corporation

(Exact name of registrant issuer as specified in its charter)

Delaware	47-2072746
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

391 East Brown Street, East Stroudsburg, PA	18301
(Address of principal executive offices)	(zip code)

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

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒  No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 14, 2016
Common Stock, $0.0001 par value	3,500,000

PART I - FINANCIAL INFORMATION

ITEM I - FINANCIAL STATEMENTS

CANNAMED ENTERPRISES, INC.

(Formerly Redwood Valley Acquisition Corporation)

CONDENSED BALANCE SHEETS

	September 30, 2016	December 31, 2015
	(Unaudited)	(audited)
ASSETS
TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable and accrued expenses	$1,130	$4,725
Related party payable	5,427	-
TOTAL LIABILITIES	6,557	4,725

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.0001 par value, 20,000,000 shares authorized, none issued and outstanding as of September 30, 2016 and December 31, 2015, respectively	-	-
Common stock, $0.0001 par value, 100,000,000 shares authorized, 3,500,000 issued and outstanding as of September 30, 2016 and December 31, 2015, respectively	350	350
Discount on common stock	(350)	(350)
Additional paid in capital	21,730	7,318
Accumulated deficit	(28,287)	(12,043)
Total Stockholders’ Deficit	(6,557)	(4,725)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$-	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

CANNAMED ENTERPRISES, INC.
(Formerly Redwood Valley Acquisition Corporation)

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015

REVENUES	$-	$-	$-	$-
COST OF REVENUES	-	-	-	-
GROSS PROFIT	-	-	-	-
Operating expenses	3,230	2,100	16,244	2,100
TOTAL OPERATING EXPENSES	(3,230)	(2,100)	(16,244)	(2,100)

LOSS FROM OPERATIONS	(3,230)	(2,100)	(16,244)	(2,100)
LOSS BEFORE PROVISION FOR INCOME TAXES	(3,230)	(2,100)	(16,244)	(2,100)
Provision for income taxes	-	-	-	-

NET LOSS	$(3,230)	$(2,100)	(16,244)	$(2,100)
NET LOSS PER SHARE OF COMMON STOCK - Basic and diluted	$-	-	-	$-
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING - Basic and diluted	3,500,000	13,364,130	3,500,000	17,755,515

The accompanying notes are an integral part of these unaudited condensed financial statements.

CANNAMED ENTERPRISES, INC.

(Formerly Redwood Valley Acquisition Corporation)

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended September 30,
	2016	2015

OPERATING ACTIVITIES:
Net loss	$(16,244)	(2,100)
Changes in Operating Assets and Liabilities
Accrued liability	(3,595)	-
Net cash used in operating activities	(19,839)	(2,100)

FINANCING ACTIVITIES:
Proceeds from related party payable	5,427	-
Proceeds from stockholders’ contribution	14,412	2,100
Net cash provided by financing activities	19,839	2,100

Net increase (decrease) in cash	-	-
Cash at beginning of period	-	-
Cash at end of period	$-	-

Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$-
Cash paid for income tax	$-	$-

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

Cash and Cash Equivalents

Cash and cash equivalents includes all highly liquid instruments with an original maturity of three months or less as of September 30, 2016. The Company did not have cash equivalents as of September 30, 2016 and December 31, 2015.

Concentration of Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash. The Company places its cash with high quality banking institutions. The Company did not have cash balances in excess of the Federal Deposit Insurance Corporation limit as of September 30, 2016 and December 31, 2015.

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

NOTE 2 – GOING CONCERN

CannaMED has not yet generated any revenue since inception to date and has sustained operating loss. As of September 30, 2016, the Company had working capital deficit of $6,557 and an accumulated deficit of $28,287. The Company’s continuation as a going concern is dependent on its ability to generate sufficient cash flows from a business combination or other operations to meet its obligations and/or obtaining additional financing from its shareholders or other sources, as may be required.

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

NOTE 4 – RELATED PARTY PAYABLE

Total related party payables were $5,427 and $0, as of September 30, 2016 and December 31, 2015, respectively. Related party payables consists of bills paid by the Company’s Chief Executive Officer on behalf of the Company. This liability does not accrue interest and is payable on demand.

NOTE 5 – STOCKHOLDERS’ DEFICIT

Preferred Stock - The Company is authorized to issue 20,000,000 shares of preferred stock with a par value of $0.0001 per share. There were no preferred shares issued as of September 30, 2016 and December 31, 2015.

Common Stock - Common stock consists of $0.0001 par value, 100,000,000 shares authorized, of which 3,500,000 were issued and outstanding as of September 30, 2016 and December 31, 2015.

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

As of September 30, 2016, the CannaMED has not generated revenues and has no income or cash flows from operations since inception. For the three months ended September 30, 2016, the Company sustained net loss of $3,230. For the nine months ended September 30, 2016, the Company sustained a net loss of $16,244 and had an accumulated deficit of $28,287.

Results of Operations for the Three and Nine Months Ended September 30, 2016 and 2015

Net Sales

We had no net sales during the three and nine months ended September 30, 2016 and 2015. We were existing as a shell company and had no sales.

Cost of Revenues

There were no costs of revenues for the three and nine months ended September 30, 2016 and 2015 due to the lack of sales.

Operating Expenses

Our operating expenses for the three months ended September 30, 2016 and 2015 were $3,230 and $2,100, respectively. Our operating expenses for the nine months ended September 30, 2016 and 2015 were $16,244 and $2,100, respectively. These costs related to post-acquisition public company expenses.

Cash Flows

The following table sets forth our cash flows for the nine months ended September 30, 2016 and 2015.

	For the Nine Months Ended September 30,
	2016	2015
	(unaudited)	(unaudited)
Operating activities
Net loss	$(16,244)	$(2,100)
Change in working capital	(3,595)	-
Total	(19,839)	(2,100)
Investing activities	-	-
Financing activities	19,839	2,100
total	$-	$-

Operating Activities

Cash used in operating activities during the nine months ended September 30, 2016 and 2015 were $19,839 and $2,100, respectively. The change in working capital is primarily related to an increase in operating expenses related to public company expenses after the change in control.

Investing Activities

There were no investing activities during the nine months ended September 30, 2016 and 2015.

Financing Activities

During the nine months ended September 30, 2016 and 2015 proceeds from financing activities were $19,839 and $2,100, respectively. These amounts are comprised of shareholder contributions of $14,412 and $2,100, respectively, and advances from a related party of $5,427 and $0, respectively, for the nine months ended September 30, 2016 and 2015.

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

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures: We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures”, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of September 30, 2016, that our disclosure controls and procedures are ineffective to a reasonable assurance level of achieving such objectives. However, it should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

Changes in Internal Control over Financial Reporting: There were no changes in our internal control over financial reporting during the quarter ending September 30, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Mikhail J. Artamonov, MD, serves as the sole officer and director of the Registrant. Dr. Artamonov received his M.D. in General Medicine from the 1st Moscow Medical Sechenov School, Russia in 1994 and was a resident in the Combined Residency Training Program for Rehabilitation, Pain and Complementary Medicine from 1994 to 1997 at the 1st Moscow Medical Sechenov School, Russia and Hanover Medical University, Germany. From 1997 to 1999, Dr. Artamonov was a clinical and research fellow in psychotherapy at the 1st Moscow Medical Sechenov School, Russia and from 1999 to 2000 was at the Internship Training Program in Internal Medicine-Primary Care at the Brooklyn Jewish Hospital, New York.

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

CANNAMED ENTERPRISES, INC.

Date: November 14, 2016	By:	/s/ Mikhail J. Artamonov
	Name:	Mikhail J. Artamonov
	Title:	Chief Executive and Financial Officer