Form 10-K
period 2016-12-31
CannaMED Enterprises, Inc.
filed 2017-03-24
CIK 1623016

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2016

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

Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Check whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (section 232.405 of this chapter) during the preceding twelve months (or shorter period that the registrant was required to submit and post such files). Yes ☐ No ☒

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K (§229.405 of this chapter) contained herein, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Check whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

As of March 24, 2017, there were no non-affiliate holders of common stock of the Company.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 24, 2017
Common Stock, $0.0001 par value	3,500,000

FORWARD-LOOKING STATEMENTS

Certain statements made in this Annual Report on Form 10-K are “forward-looking statements” (within the meaning of the Private Securities Litigation Reform Act of 1995) regarding the plans and objectives of management for future operations. Such statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of CannaMED Enterprises, Inc. (the “Company”) to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. The Company’s plans and objectives are based, in part, on assumptions involving the continued expansion of business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes its assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance the forward-looking statements included in this Report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

PART I

Item 1.	Description of Business.

CannaMED Enterprises, Inc. (“CannaMED” or “the Company”) was incorporated on September 25, 2014 under the laws of the state of Delaware under the name Redwood Valley Acquisition Corporation (“Redwood Valley “) to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions. The Company was formed to provide a method for a foreign or domestic private company to become a reporting company with a class of securities registered under the Securities Exchange Act of 1934. The Company’s objectives were to locate and negotiate with a business entity for the combination of that target company with Redwood Valley. This combination would normally take the form of a merger, stock-for-stock exchange or stock-for-assets exchange. In most instances the target company will wish to structure the business combination to be within the definition of a tax-free reorganization under Section 351 or Section 368 of the Internal Revenue Code of 1986, as amended.

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

On August 25, 2015, the Company issued 3,000,000 shares of its common stock at par representing 86% of the total outstanding 3,500,000 shares of common stock to Mikhail Artamonov, the sole officer and director of the Company. The company effected a change of control and changed its name to CannaMED Enterprises, Inc. With this change of direction, the Company intends to consult with or effect a business combination with a private company to develop as medical cannabis industry innovators, utilizing the Company’s team of healthcare and business professionals to start and/or source, research, evaluate and purchase products and companies. The Company will strive to develop environmentally friendly and economically sustainable business within the swiftly developing medical cannabis industry.

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

Common Stock

Our Certificate of Incorporation authorizes the issuance of up to 100,000,000 shares of common stock, par value $.0001 per share (the “Common Stock”). The Common Stock is not listed on a publicly-traded market. As of March 22, 2017, there were three holders of record of the Common Stock.

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

Recent Sales of Unregistered Securities

There were no unregistered sales of equity securities during the year ended December 31, 2016.

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

Liquidity and Capital Resources

As of December 31, 2016 and December 31, 2015, the Company had assets equal to $-0-. As of December 31, 2016 and December 31, 2015, the Company had liabilities equal to $13,026 and $4,725, respectively. For the year ended December 31, 2016 and December 31, 2015, contributions from shareholders totaled $14,412 and $6,606, respectively. Additional financing activities were made to the Company in the form of related party payables during the fiscal year ending December 31, 2016 in the amount of 13,026.

The following is a summary of the Company’s cash flows provided by (used in) operating, investing and financing activities for the years ended December 31, 2016 and December 31, 2015.

	Fiscal Years Ended December 31,
	2016	2015

Net Cash (Used in) Operating Activities	$(27,438)	$(6,606)
Net Cash (Used in) Investing Activities	-	-
Net Cash Provided by Financing Activities	$27,438	$6,606
Net Increase (Decrease) in Cash and Cash Equivalents	$-	$-

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

Results of Operations

The Company has not conducted any active operations since inception, except for its efforts to locate suitable acquisition candidates. No revenue has been generated by the Company from September 25, 2014 (Inception) to December 31, 2016.

For the fiscal year ended December 31, 2016, the Company had a net loss of $22,713, consisting of accounting, auditing, and expenses incurred in relation to the filing of the Company’s Quarterly Reports on Form 10-Q, Annual Report on Form 10-K, and informational reports on Form 8-K.

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

Management conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) of 2013. Based on their evaluation, management concluded that internal control over financial reporting was ineffective as of December 31, 2016.

This annual report does not include a report from the Company’s registered public accounting firm regarding internal control over financial reporting due to the permanent exemption established by the Securities and Exchange Commission for public companies designated as small filers.

Changes in Internal Controls over Financial Reporting

There have been no significant changes in the Company’s internal controls over financial reporting during the year ended December 31, 2016 that have materially affected, or are reasonable likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

(a) Identification of Directors and Executive Officers. The following table sets forth certain information regarding the Company’s directors and executive officers:

Name	Age	Position

Mikhail Artamonov	47	President, Secretary, Chief Financial Officer and Director

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

Based solely on the Company’s review of the copies of the forms received by it during the fiscal year ended December 31, 2016, and written representations that no other reports were required, the Company believes that no person who, at any time during such fiscal year, was a director, officer or beneficial owner of more than 10% of the Company’s common stock failed to comply with all Section 16(a) filing requirements during such fiscal years.

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

The following table sets forth the cash compensation paid by the Company to its President and all other executive officers who earned annual compensation exceeding $100,000 for services rendered during the fiscal years ended December 31, 2016 and 2015.

Name and Position	Year	Other Compensation
Mikhail Artamonov,	2015	None
President, Secretary, Chief Financial Officer and Director	& 2016

Director Compensation

We do not currently pay any cash fees to our directors, nor do we pay directors’ expenses in attending board meetings.

Employment Agreements

The Company is not a party to any employment agreements.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

(a) The following tables set forth certain information as of March 22, 2017, regarding (i) each person known by the Company to be the beneficial owner of more than 5% of the outstanding shares of Common Stock, (ii) each director, nominee and executive officer of the Company and (iii) all officers and directors as a group.

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

Audit Fees

The aggregate fees billed to the Company, for professional services rendered for the audit of our annual financial statements and review of financial statements included in our quarterly reports on Form 10-Q or annual reports on 10-K, or services that are normally provided in connection with statutory and regulatory filings, were $5,280 for the fiscal year ended December 31, 2015 and $6,825 for the fiscal year ended December 31, 2015.

Audit-Related Fees

There were no fees billed to the Company for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s financial statements for the fiscal years ended December 31, 2016 and December 31, 2015.

Tax Fees

There were no fees billed to the Company for professional services for tax compliance, tax advice, and tax planning for the fiscal years ended December 31, 2016 and December 31, 2015.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of CannaMED Enterprises, Inc.:

We have audited the accompanying balance sheet of CannaMED Enterprises, Inc. (“the Company”) as of December 31, 2016 and the related statement of operations, stockholders’ equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statement referred to above present fairly, in all material respects, the financial position of CannaMED Enterprises, Inc., as of December 31, 2016, and the results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles in the United States of America.

The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the Company's internal control over financial reporting.  Accordingly, we express no such opinion.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company’s significant operating losses raise substantial doubt about its ability to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ B F Borgers CPA PC

B F Borgers CPA PC
Lakewood, CO
March 24, 2017

CANNAMED ENTERPRISES, INC.

(Formerly Redwood Valley Acquisition Corporation)

BALANCE SHEETS

	December 31,
	2016	2015
ASSETS
CURRENT ASSETS
Cash	$-	$-
TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$-	$4,725
Related party payable	13,026	-
TOTAL LIABILITIES	13,026	4,725

STOCKHOLDERS’ DEFICIT:
Preferred stock, $0.0001 par value, 20,000,000 shares authorized, none issued and outstanding as of December 31, 2016 and December 31, 2015, respectively	-	-
Common stock, $0.0001 par value, 100,000,000 shares authorized, 3,500,000 shares issued and outstanding as of December 31, 2016 and December 31, 2015	350	350
Discount on common stock	(350)	(350)
Additional paid in capital	21,730	7,318
Accumulated deficit	(34,756)	(12,043)
Total Stockholders’ Deficit	(13,026)	(4,725)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$-	$-

The accompanying notes are an integral part of these financial statements.

CANNAMED ENTERPRISES, INC.

(Formerly Redwood Valley Acquisition Corporation)

STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2016	2015

REVENUES	$-	$-
COST OF REVENUES	-	-
GROSS PROFIT	-	-
Operating expenses	22,713	11,331
TOTAL OPERATING EXPENSES	(22,713)	11,331

LOSS FROM OPERATIONS	(22,713)	(11,331)
LOSS BEFORE PROVISION FOR INCOME TAXES	(22,713)	(11,331)
Provision for income taxes	-	-

NET LOSS	$(22,713)	$(11,331)
NET LOSS PER SHARE OF COMMON STOCK - Basic and diluted	$-	$-
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING - Basic and diluted	3,500,000	14,152,473

The accompanying notes are an integral part of these financial statements.

CANNAMED ENTERPRISES, INC.

(Formerly Redwood Valley Acquisition Corporation)

STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

				Discount
				On
	Common Stock			Common	Accumulated	Stockholder’s
	Shares	Amount	APIC	Stock	Deficit	Equity
Balance, 12/31/2014	20,000,000	$2,000	$712	(2,000)	$(712)	$-
Common stock issued	3,000,000	300	-	(300)	-	-
Additional paid-in capital	(19,500,000)	(1,950)	-	1,950	-	-
Contribution from shareholders			6,606			6,606
Net loss	-	-	-		(11,331)	(11,331)
Balance, 12/31/2015	3,500,000	$350	$7,318	$(350)	$(12,043)	$(4,725)
Shares Issued	-	-	-	-	-	-
Shares Redeemed	-	-	-	-	-	-
Contribution from shareholders	-	-	14,412	-	-	14,412
Net loss	-	-	-	-	(22,713)	(22,713)
Balance, 12/31/2016	3,500,000	$350	$21,730	$(350)	$(34,756)	$(13,026)

The accompanying notes are an integral part of these financial statements.

CANNAMED ENTERPRISES, INC.

(Formerly Redwood Valley Acquisition Corporation)

STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2016	2015

OPERATING ACTIVITIES:
Net loss	$(22,713)	$(11,331)
Changes in Operating Assets and Liabilities
Accrued liabilities	(4,725)	4,725
Net cash used in operating activities	(27,438)	(6,606)

INVESTING ACTIVITIES:	-	-
Net cash used in investing activities	-	-

FINANCING ACTIVITIES:
Proceeds from related party payable	13,026	-
Proceeds from stockholders’ contribution	14,412	6,606
Net cash provided by financing activities	27,438	6,606
Net increase (decrease) in cash	-	-
Cash at beginning of period	-	-
Cash at end of period	$-	-

Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$-
Cash paid for income tax	$-	$-

The accompanying notes are an integral part of these financial statements.

CANNAMED ENTERPRISES, INC.

(Formerly Redwood Valley Acquisition Corporation)

NOTES TO FINANCIAL STATEMENTS

NOTE 1 – BASIS OF PRESENTATION AND ORGANIZATION

Nature of Operations and Background —

CannaMED Enterprises, Inc. (“CannaMED” or “the Company”) was incorporated on September 25, 2014 under the laws of the state of Delaware under the name Redwood Valley Acquisition Corporation (“Redwood Valley “) to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions. The Company was formed to provide a method for a foreign or domestic private company to become a reporting company with a class of securities registered under the Securities Exchange Act of 1934. The Company’s objectives were to locate and negotiate with a business entity for the combination of that target company with Redwood Valley. This combination would normally take the form of a merger, stock-for-stock exchange or stock-for-assets exchange. In most instances the target company will wish to structure the business combination to be within the definition of a tax-free reorganization under Section 351 or Section 368 of the Internal Revenue Code of 1986, as amended.

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

On August 25, 2015, the Company issued 3,000,000 shares of its common stock at par representing 86% of the total outstanding 3,500,000 shares of common stock to Mikhail Artamonov, the sole officer and director of the Company. The company effected a change of control and changed its name to CannaMED Enterprises, Inc. With this change of direction, the Company intends to consult with or effect a business combination with a private company to develop as medical cannabis industry innovators, utilizing the Company’s team of healthcare and business professionals to start and/or source, research, evaluate and purchase products and companies. The Company will strive to develop environmentally friendly and economically sustainable business within the swiftly developing medical cannabis industry.

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

Basis of Presentation –

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). Intercompany accounts and transactions have been eliminated.

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

Cash and Cash Equivalents –

Cash and cash equivalents includes all highly liquid instruments with an original maturity of three months or less as of December 31, 2016. The Company did not have cash equivalents as of December 31, 2016 and December 31, 2015.

Concentration of Risk–

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash. The Company places its cash with high quality banking institutions. The Company did not have cash balances in excess of the Federal Deposit Insurance Corporation limit as of December 31, 2016 and December 31, 2015.

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

The carrying value of cash, accounts payables and accrued expenses approximates their fair values due to their short-term maturities at December 31, 2016 and December 31, 2015.

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

NOTE 2 – GOING CONCERN

CannaMED has not yet generated any revenue since inception to date and has sustained operating loss. As of December 31, 2016, the Company had working capital deficit of $13,026 and an accumulated deficit of $34,756. The Company’s continuation as a going concern is dependent on its ability to generate sufficient cash flows from a business combination or other operations to meet its obligations and/or obtaining additional financing from its shareholders or other sources, as may be required.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern; however, the above condition raises substantial doubt about the Company’s ability to do so. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result should the Company be unable to continue as a going concern.

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

NOTE 3 – RECENT ACCOUNTING PRONOUNCEMENTS

In March 2016, the FASB issued an amendment to the guidance on stock compensation. The amendment simplifies several aspects of the accounting for share-based payment award transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The guidance is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. The Company is currently evaluating the impact this guidance will have on its financial statements, but anticipates that adoption of this guidance will reduce its effective tax rate.

In March 2016, the FASB issued an update to the guidance on revenue recognition. The update clarifies the implementation guidance on principal versus agent considerations, including how an entity should identify the unit of accounting for the principal versus agent evaluation and how it should apply the control principle to certain types of arrangements. In April 2016, the FASB issued another update to the guidance on revenue recognition. This update clarifies the implementation guidance on identifying performance obligations and licensing, while retaining the related principles for those areas. The amendments in these updates are effective for annual reporting periods beginning after December 15, 2017, and interim periods within those annual periods. The Company is currently evaluating the impact the revenue recognition guidance, including these updates, will have on its financial statements.

In February 2016, the FASB issued an amendment to the guidance on leases. The amendment improves transparency and comparability among companies by recognizing lease assets and lease liabilities on the balance sheet and by disclosing key information about leasing arrangements. The guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company is currently evaluating the impact this guidance will have on its financial statements.

There are no other recently issued accounting pronouncements that the Company has yet to adopt that are expected to have a material effect on its financial position, results of operations, or cash flows.

NOTE 4 – RELATED PARTY PAYABLE

Total related party payables were $13,026 and $0, as of December 31, 2016 and December 31, 2015, respectively. Related party payables consist of bills paid by the Company’s Chief Executive Officer on behalf of the Company. This liability does not accrue interest and is payable on demand.

NOTE 5 – STOCKHOLDERS’ DEFICIT

Preferred Stock - The Company is authorized to issue 20,000,000 shares of preferred stock with a par value of $0.0001 per share. There were no preferred shares issued as of December 31, 2016 and 2015.

Common Stock - Common stock consists of $0.0001 par value, 100,000,000 shares authorized. As of December 31, 2016, there were 3,500,000 common shares issued and outstanding.

The current ownership structure is as follows:

	Common Shares	Percent
Mikhail Artamonov	3,000,000	86%
James McKillop	250,000	7%
James Cassidy	250,000	7%
	3,500,000	100%

NOTE 6 – CONTRIBUTION FROM SHAREHOLDER

Contributions were made to the company by its principal shareholder to pay for audit, accounting, and filing expenses totaling $14,412 and $6,606 for the fiscal years ended December 31, 2016 and December 31, 2015, respectively. These contributions were booked to Additional Paid in Capital as they were not loans and will not be repaid.

NOTE 7 – COMMITMENTS AND CONTINGENCIES

Lease commitment

The Company had no lease commitments as of December 31, 2016 and 2015.

NOTE 8 – INCOME TAX

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

The provision (benefit) for income taxes consists of the following for the years ended December 31, 2016 and 2015:

		December 31,
		2016	2015
Current	U.S.	$100	$100

Deferred	U.S.	—	—
Total		$—	$—

A valuation allowance for the net deferred tax assets has been recorded as it is more likely than not that these benefits will not be realized through future operations.

Deferred tax assets consist of the following as of December 31, 2016 and 2015:

	December 31,
	2016	2015
Net operating loss carryforward	$(14,786)	$(5,124)
general business tax credit	—	—
Accrued expenses	—	—
Other	—	—
	(14,786)	(5,124)
Valuation allowance	14,786	5,124
Total	$—	$—

As of December 31, 2016 and 2015, the Company had net operating loss carryforwards (“NOL”) for federal and state reporting purposes of approximately $14,786 and $5,124, respectively, which expire in various years through 2036. The Federal and state tax codes provide for restrictive limitations on the annual utilization of NOLs to offset taxable income when the stock ownership of a company significantly changes, as defined.

The income tax provision effective rate of 0% differs from that computed using the 31% federal income tax rate, a 2.7% federal benefit of state tax deduction, combined with an 8.84% California state income tax rate, for a blended rate of 42.5%. During the years ended December 31, 2016 and 2015, the valuation allowance increased by $9,662 and $4,821, respectively.

	December 31,
	2016	2015
Tax benefit at statutory federal rate	$(7,654)	$(3,819)
State taxes, net of federal tax benefit	(2,008)	(1,002)
Increase (decrease) in valuation allowance	9,662	4,821
Other	—	—
Permanent Items	—	—
General business tax credit	—	—
Total	$—	$—

(b) Index to Exhibits required by Item 601 of Regulation S-K.

Exhibit	Description
*3.1	Certificate of Incorporation

*3.2	By-laws

31.1	Certification of the Company’s Principal Executive and Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2016

32.1	Certification of the Company’s Principal Executive and Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed as an exhibit to the Company’s Form 10-K, as filed with the Securities and Exchange Commission on March 22, 2016 and incorporated herein by this reference.

11

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CANNAMED ENTERPRISES, INC.

Dated: March 24, 2017	By:	/s/ Mikhail J. Artamonov
Mikhail J. Artamonov
President and Director
Principal Executive Officer
Principal Financial Officer
Principal Accounting Officer

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Title	Date
/s/ Mikhail J. Artamonov	President, Secretary, Chief	March 24, 2017
Mikhail J. Artamonov	Financial Officer and Sole Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

12