Form 10-Q
period 2017-03-31
CannaMED Enterprises, Inc.
filed 2017-05-15
CIK 1623016

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended March 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if  any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (section 232.405 of this chapter) during the preceding twelve months (or shorter period that the registrant was required to submit and post such files). Yes ☐  No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)
		Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒  No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 15, 2017
Common Stock, $0.0001 par value	3,500,000

PART I - FINANCIAL INFORMATION

ITEM I - FINANCIAL STATEMENTS

CANNAMED ENTERPRISES, INC.

CONDENSED BALANCE SHEETS

	March 31, 2017	December 31, 2016
	(Unaudited)	(audited)
ASSETS
TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$-	$-
Related party payable	26,855	13,026
TOTAL LIABILITIES	26,855	13,026

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.0001 par value, 20,000,000 shares authorized, none issued and outstanding as of March 31, 2017 and December 31, 2016, respectively	-	-

Common stock, $0.0001 par value, 100,000,000 shares authorized, 3,500,000 issued and outstanding as of March 31, 2017 and December 31, 2016, respectively	350	350
Discount on common stock	(350)	(350)
Additional paid in capital	21,730	21,730
Accumulated deficit	(48,585)	(34,756)
Total Stockholders’ Deficit	(26,855)	(13,026)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$-	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

CANNAMED ENTERPRISES, INC.
CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended March 31,
	2017	2016

REVENUES	$-	$-
COST OF REVENUES	-	-
GROSS PROFIT	-	-
Operating expenses	13,829	7,187
TOTAL OPERATING EXPENSES	13,829	7,187

LOSS FROM OPERATIONS	(13,829)	(7,187)
LOSS BEFORE PROVISION FOR INCOME TAXES	(13,829)	(7,187)
Provision for income taxes	-	-

NET LOSS	$(13,829)	$(7,187)
NET LOSS PER SHARE OF COMMON STOCK - Basic and diluted	$-	$-
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING - Basic and diluted	3,500,000	3,500,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

CANNAMED ENTERPRISES, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended March 31,
	2017	2016

OPERATING ACTIVITIES:
Net loss	$(13,829)	(7,187)
Changes in Operating Assets and Liabilities
Accrued liability	-	(2,625)
Net cash used in operating activities	(13,829)	(9,812)

INVESTING ACTIVITIES:
Net cash used in investing activities	-	-

FINANCING ACTIVITIES:

Proceeds from related party payable	13,829	-
Proceeds from stockholders’ contribution		9,812
Net cash provided by financing activities	13,829	9,812
Net increase (decrease) in cash	-	-
Cash at beginning of period	-	-
Cash at end of period	$-	-

Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$-
Cash paid for income tax	$-	$-

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

Cash and Cash Equivalents

Cash and cash equivalents includes all highly liquid instruments with an original maturity of three months or less as of March 31, 2017. The Company did not have cash equivalents as of March 31, 2017 and December 31, 2016.

Concentration of Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash. The Company places its cash with high quality banking institutions. The Company did not have cash balances in excess of the Federal Deposit Insurance Corporation limit as of March 31, 2017 and December 31, 2016.

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

The carrying value of cash, accounts payables and accrued expenses approximates their fair values due to their short-term maturities at March 31, 2017 and December 31, 2016.

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

NOTE 2 – GOING CONCERN

CannaMED has not yet generated any revenue since inception to date and has sustained operating loss. As of March 31, 2017, the Company had working capital deficit of $26,855 and an accumulated deficit of $48,585. The Company’s continuation as a going concern is dependent on its ability to generate sufficient cash flows from a business combination or other operations to meet its obligations and/or obtaining additional financing from its shareholders or other sources, as may be required.

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

NOTE 4 – STOCKHOLDERS’ DEFICIT

Preferred Stock - The Company is authorized to issue 20,000,000 shares of preferred stock with a par value of $0.0001 per share. There were no preferred shares issued as of March 31, 2017 and December 31, 2016.

Common Stock - Common stock consists of $0.0001 par value, 100,000,000 shares authorized, of which 3,500,000 were issued and outstanding as of March 31, 2017 and December 31, 2016.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information contained in this Form 10-Q is intended to update the information contained in our Annual Report on Form 10-K for the year ended December 31, 2016 and presumes that readers have access to, and will have read, the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other information contained in such Form 10-K. The following discussion and analysis also should be read together with our financial statements and the notes to the financial statements included elsewhere in this Form 10-Q.

The following discussion contains certain statements that may be deemed “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements appear in a number of places in this Report, including, without limitation, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These statements are not guarantees of future performance and involve risks, uncertainties and requirements that are difficult to predict or are beyond our control. Forward-looking statements speak only as of the date of this quarterly report. You should not put undue reliance on any forward-looking statements. We strongly encourage investors to carefully read the factors described in our Annual Report on Form 10-K for the year ended December 31, 2016 in the section entitled “Risk Factors” for a description of certain risks that could, among other things, cause actual results to differ from these forward-looking statements. We assume no responsibility to update the forward-looking statements contained in this quarterly report on Form 10-Q. The following should also be read in conjunction with the unaudited Financial Statements and notes thereto that appear elsewhere in this report.

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

As of March 31, 2017, the CannaMED has not generated revenues and has no income or cash flows from operations since inception. For the three months ended March 31, 2017, the Company sustained net loss of $13,829, and had an accumulated deficit of $48,585.

Results of Operations for the Three Months Ended March 31, 2017 and 2016

Net Sales

We had no net sales during the three months ended March 31, 2017 and 2016. We were existing as a shell company and had no sales.

Cost of Revenues

There were no costs of revenues for the three months ended March 31, 2017 and 2016 due to the lack of sales.

Operating Expenses

Our operating expenses for the three months ended March 31, 2017 and 2016 were $13,829 and $7,187, respectively. These costs related to post-acquisition public company expenses.

Cash Flows

The following table sets forth our cash flows for the three months ended March 31, 2017 and 2016.

	For the Three Months Ended March 31,
	2017	2016
	(unaudited)	(unaudited)
Operating activities
Net loss	$(13,829)	$(7,187)
Change in working capital	-	(2,625)
Total	(13,829)	(9,812)
Investing activities	-	-
Financing activities	13,829	9,812
total	$-	$-

Operating Activities

During the three months ended March 31, 2017 and 2016 operating cash activities were $(13,829) and $(9,812), respectively. The change in working capital is primarily related to an increase in operating expenses related to public company expenses after the change in control.

Investing Activities

There were no investing activities during the three months ended March 31, 2017 and 2016.

Financing Activities

During the three months ended March 31, 2017 and 2016 proceeds from financing activities were $13,829 and $9,812, respectively, comprised exclusively of shareholder loans and shareholder contributions.

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

Management conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) of 2013. Based on their evaluation, management concluded that internal control over financial reporting was ineffective as of March 31, 2017.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ending March 31, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

James Cassidy	10,000,000 shares, $1,000
JamesMcKillop	10,000,000 shares, $1,000

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

Exhibit No.	Name of Exhibit

31.1	Certification of Chief Executive Officer required under Rule 13a-14(a)/15d-14(a) under the Exchange Act.*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS**	XBRL Instance

101.SCH**	XBRL Taxonomy Extension Schema

101.CAL**	XBRL Taxonomy Extension Calculations

101.DEF**	XBRL Taxonomy Extension Definitions

101.LAB**	XBRL Taxonomy Extension Labels

101.PRE**	XBRL Taxonomy Extension Presentation

* Filed herewith.

** XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 15, 2017

CANNAMED ENTERPRISES, INC.

By:	/s/ Mikhail J. Artamonov
Name:	Mikhail J. Artamonov
Title:	Chief Executive and Financial Officer