Form 10-Q
period 2018-03-31
CannaMED Enterprises, Inc.
filed 2018-05-15
CIK 1623016

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended March 31, 2018

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒  No ☐

As of May 15, 2018, there were no non-affiliate holders of common stock of the Company.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 15, 2018
Common Stock, $0.0001 par value	3,500,000

PART I - FINANCIAL INFORMATION

ITEM I - FINANCIAL STATEMENTS

CANNAMED ENTERPRISES, INC.

CONDENSED BALANCE SHEETS

	March 31, 2018	December 31, 2017
	(Unaudited)	(audited)
ASSETS

CURRENT ASSETS

Prepaid expenses	$1,650	$2,500
TOTAL ASSETS	$1,650	$2,500

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$7,580	$1,080
Related party payable	42,904	40,504
TOTAL LIABILITIES	50,484	41,584

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.0001 par value, 20,000,000 shares authorized, none issued and outstanding as of March 31, 2018 and December 31, 2017, respectively	-	-
Common stock, $0.0001 par value, 100,000,000 shares authorized, 3,500,000 issued and outstanding as of March 31, 2018 and December 31, 2017, respectively	350	350
Discount on common stock	(350)	(350)
Additional paid in capital	21,730	21,730
Accumulated deficit	(70,563)	(60,814)
Total Stockholders’ Deficit	(48,834)	(39,084)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1,650	$2,500

The accompanying notes are an integral part of these unaudited condensed financial statements.

CANNAMED ENTERPRISES, INC.
CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended March 31,
	2018	2017

REVENUES	$-	$-
COST OF REVENUES	-	-
GROSS PROFIT	-	-
Operating expenses	9,750	13,829
TOTAL OPERATING EXPENSES	9,750	13,829

LOSS FROM OPERATIONS	(9,750)	(13,829)
LOSS BEFORE PROVISION FOR INCOME TAXES	(9,750)	(13,829)
Provision for income taxes	-	-

NET LOSS	$(9,750)	$(13,829)
NET LOSS PER SHARE OF COMMON STOCK - Basic and diluted	$-	$-
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING - Basic and diluted	3,500,000	3,500,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

CANNAMED ENTERPRISES, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended March 31,
	2018	2017

OPERATING ACTIVITIES:
Net loss	$(9,750)	(13,829)
Changes in Operating Assets and Liabilities
Prepaid expenses	850	-
Accrued liability	6,500
Net cash used in operating activities	(2,400)	(13,829)

INVESTING ACTIVITIES:
Net cash used in investing activities	-	-

FINANCING ACTIVITIES:
Proceeds from related party payable	2,400	13,829
Net cash provided by financing activities	2,400	13,829
Net increase (decrease) in cash	-	-
Cash at beginning of period	-	-
Cash at end of period	$-	-

Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$-
Cash paid for income tax	$-	$-

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

Cash and Cash Equivalents

Cash and cash equivalents includes all highly liquid instruments with an original maturity of three months or less as of March 31, 2018. The Company did not have cash equivalents as of March 31, 2018 and December 31, 2017.

Concentration of Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash. The Company places its cash with high quality banking institutions. The Company did not have cash balances in excess of the Federal Deposit Insurance Corporation limit as of March 31, 2018 and December 31, 2017.

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

The carrying value of cash, accounts payables and accrued expenses approximates their fair values due to their short-term maturities at March 31, 2018 and December 31, 2017.

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

NOTE 2 – GOING CONCERN

CannaMED has not yet generated any revenue since inception to date and has sustained operating loss. As of March 31, 2018, the Company had working capital deficit of $48,834 and an accumulated deficit of $70,564. The Company’s continuation as a going concern is dependent on its ability to generate sufficient cash flows from a business combination or other operations to meet its obligations and/or obtaining additional financing from its shareholders or other sources, as may be required.

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

Beginning January 1, 2018, the Company has followed the provisions of ASC Topic 606, Revenue from Contracts with Customers. The guidance provides a unified model to determine how revenue is recognized.  Under ASC 606, revenue recognition occurs when a customer obtains control of promised goods or services in an amount that reflects the consideration which the Company expects to receive in exchange for those goods or services. In addition, ASC 606 requires additional disclosures about the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers.   Effective January 1, 2018, the Company adopted ASC 606 using the modified retrospective method.  The Company currently has no source of revenue, no customers, and no contracts that are affected by this accounting standard; therefore, the adoption had no impact on its Financial Statements.

Other Pronouncements.  The Company reviewed all recently issued, but not yet effective, accounting pronouncements and does not believe the future adoption of any such pronouncements may be expected to cause a material impact on its financial condition or the results of its operations.

NOTE 4 – STOCKHOLDERS’ DEFICIT

Preferred Stock - The Company is authorized to issue 20,000,000 shares of preferred stock with a par value of $0.0001 per share. There were no preferred shares issued as of March 31, 2018 and December 31, 2017.

Common Stock - Common stock consists of $0.0001 par value, 100,000,000 shares authorized, of which 3,500,000 were issued and outstanding as of March 31, 2018 and December 31, 2017.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information contained in this Form 10-Q is intended to update the information contained in our Annual Report on Form 10-K for the year ended December 31, 2017 and presumes that readers have access to, and will have read, the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other information contained in such Form 10-K. The following discussion and analysis also should be read together with our financial statements and the notes to the financial statements included elsewhere in this Form 10-Q.

The following discussion contains certain statements that may be deemed “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements appear in a number of places in this Report, including, without limitation, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These statements are not guarantees of future performance and involve risks, uncertainties and requirements that are difficult to predict or are beyond our control. Forward-looking statements speak only as of the date of this quarterly report. You should not put undue reliance on any forward-looking statements. We strongly encourage investors to carefully read the factors described in our Annual Report on Form 10-K for the year ended December 31, 2017 in the section entitled “Risk Factors” for a description of certain risks that could, among other things, cause actual results to differ from these forward-looking statements. We assume no responsibility to update the forward-looking statements contained in this quarterly report on Form 10-Q. The following should also be read in conjunction with the unaudited Financial Statements and notes thereto that appear elsewhere in this report.

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

As of March 31, 2018, the CannaMED has not generated revenues and has no income or cash flows from operations since inception. For the three months ended March 31, 2018, the Company sustained net loss of $9,750, and had an accumulated deficit of $70,564.

Results of Operations for the Three Months Ended March 31, 2018 and 2017

Net Sales

We had no net sales during the three months ended March 31, 2018 and 2017. We were existing as a shell company and had no sales.

Cost of Revenues

There were no costs of revenues for the three months ended March 31, 2018 and 2017 due to the lack of sales.

Operating Expenses

Our operating expenses for the three months ended March 31, 2018 and 2017 were $9,750 and $13,829, respectively. These costs related to post-acquisition public company expenses.

Cash Flows

The following table sets forth our cash flows for the three months ended March 31, 2018 and 2017.

	For the Three Months Ended March 31,
	2018	2017
	(unaudited)	(unaudited)
Operating activities
Net loss	$(9,750)	$(13,829)
Change in working capital	7,350	-
Total	(2,400)	(13,829)
Investing activities	-	-
Financing activities	2,400	13,829
total	$-	$-

Operating Activities

During the three months ended March 31, 2018 and 2017 operating cash activities were $(2,400) and $(13,829), respectively. The change in working capital is primarily related to an increase in operating expenses related to public company expenses after the change in control.

Investing Activities

There were no investing activities during the three months ended March 31, 2018 and 2017.

Financing Activities

During the three months ended March 31, 2018 and 2017 proceeds from financing activities were $2,400 and $13,829, respectively, comprised exclusively of shareholder loans.

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

Management conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) of 2013. Based on their evaluation, management concluded that internal control over financial reporting was ineffective as of March 31, 2018.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ending March 31, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date: May 15, 2018

CANNAMED ENTERPRISES, INC.

By:	/s/ Mikhail J. Artamonov
Name:	Mikhail J. Artamonov
Title:	Chief Executive and Financial Officer