Form 10-Q
period 2018-09-30
CannaMED Enterprises, Inc.
filed 2018-11-14
CIK 1623016

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended September 30, 2018

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

Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Check whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (section 232.405 of this chapter) during the preceding twelve months (or shorter period that the registrant was required to submit and post such files). Yes ☐ No ☒

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K (§229.405 of this chapter) contained herein, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Check whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒  No ☐

As of November 14, 2018, there were no non-affiliate holders of common stock of the Company.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 14, 2018
Common Stock, $0.0001 par value	3,500,000

PART I - FINANCIAL INFORMATION

ITEM I - FINANCIAL STATEMENTS

CANNAMED ENTERPRISES, INC.

CONDENSED BALANCE SHEETS

	September 30, 2018	December 31, 2017
	(Unaudited)	(Audited)
ASSETS
Prepaid expenses	$1,900	$2,500
TOTAL ASSETS	$1,900	$2,500

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$750	$1,080
Related party payable	62,264	40,504
TOTAL LIABILITIES	63,014	41,584

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.0001 par value, 20,000,000 shares authorized, none issued and outstanding as of September 30, 2018 and December 31, 2017, respectively	-	-
Common stock, $0.0001 par value, 100,000,000 shares authorized, 3,500,000 issued and outstanding as of September 30, 2018 and December 31, 2017, respectively	350	350
Discount on common stock	(350)	(350)
Additional paid in capital	21,730	21,730
Accumulated deficit	(82,844)	(60,814)
Total Stockholders’ Deficit	(61,114)	(39,084)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1,900	$2,500

The accompanying notes are an integral part of these unaudited condensed financial statements.

CANNAMED ENTERPRISES, INC.
CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017

REVENUES	$-	$-	$-	$-
COST OF REVENUES	-	-	-	-
GROSS PROFIT	-	-	-	-
Operating expenses	3,850	4,352	22,030	22,728
TOTAL OPERATING EXPENSES	(3,850)	(4,352)	(22,030)	(22,728)

LOSS FROM OPERATIONS	(3,850)	(4,352)	(22,030)	(22,728)
LOSS BEFORE PROVISION FOR INCOME TAXES	(3,850)	(4,352)	(22,030)	(22,728)
Provision for income taxes	-	-	-	-

NET LOSS	$(3,850)	$(4,352)	(22,030)	$(22,728)
NET LOSS PER SHARE OF COMMON STOCK - Basic and diluted	$-	$-	$(0.01)	$(0.01)
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING - Basic and diluted	3,500,000	3,500,000	3,500,000	3,500,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

CANNAMED ENTERPRISES, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended September 30,
	2018	2017

OPERATING ACTIVITIES:
Net loss	$(22,030)	(22,728)
Changes in Operating Assets and Liabilities
Prepaid expenses	600	(4,000)
Accrued liability	(330)	-
Net cash used in operating activities	(21,760)	(26,728)

INVESTING ACTIVITIES:
Net cash used in investing activities	-	-

FINANCING ACTIVITIES:
Proceeds from related party payable	21,760	26,728
Net cash provided by financing activities	21,760	26,728
Net increase (decrease) in cash	-	-
Cash at beginning of period	-	-
Cash at end of period	$-	-

Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$-
Cash paid for income tax	$-	$-

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

Cash and Cash Equivalents

Cash and cash equivalents includes all highly liquid instruments with an original maturity of six months or less as of September 30, 2018. The Company did not have cash equivalents as of September 30, 2018 and December 31, 2017.

Concentration of Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash. The Company places its cash with high quality banking institutions. The Company did not have cash balances in excess of the Federal Deposit Insurance Corporation limit as of September 30, 2018 and December 31, 2017.

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

The carrying value of cash, accounts payables and accrued expenses approximates their fair values due to their short-term maturities at September 30, 2018 and December 31, 2017.

Revenue Recognition

Effective January 1, 2018, the Company adopted Accounting Standards Codification Topic 606, Revenue from Contracts with Customers, (ASC 606). To determine revenue recognition for arrangements within the scope of ASC 606, the Company performs the following five steps: (i) identify the contract(s) with the customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the entity satisfies a performance obligation. The Company is pre-revenue and has no outstanding contracts with customers.

Net Loss Per Share

Basic net loss per share is computed by dividing the net loss applicable to common shareholders by the weighted average number of shares of common stock outstanding for the period. Diluted loss per share is computed by dividing the loss applicable to common shareholders by the weighted average number of common shares outstanding plus the number of additional common shares that would have been outstanding if all dilutive potential common shares had been issued, using the treasury stock method. Due to the Company’s losses in the periods presented, the Company currently has no dilutive securities and as such, basic and diluted loss per share are the same for such periods. Year-to-date net (loss) per share was $(0.01) for the nine months ended September 30, 2018.

NOTE 2 – GOING CONCERN

CannaMED has not yet generated any revenue since inception to date and has sustained operating loss. As of September 30, 2018, the Company had working capital deficit of $61,114 and an accumulated deficit of $82,844. The Company’s continuation as a going concern is dependent on its ability to generate sufficient cash flows from a business combination or other operations to meet its obligations and/or obtaining additional financing from its shareholders or other sources, as may be required.

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

NOTE 4 – STOCKHOLDERS’ DEFICIT

Preferred Stock - The Company is authorized to issue 20,000,000 shares of preferred stock with a par value of $0.0001 per share. There were no preferred shares issued as of September 30, 2018 and December 31, 2017.

Common Stock - Common stock consists of $0.0001 par value, 100,000,000 shares authorized, of which 3,500,000 were issued and outstanding as of September 30, 2018 and December 31, 2017.

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

As of September 30, 2018, the CannaMED has not generated revenues and has no income or cash flows from operations since inception. For the nine months ended September 30, 2018, the Company sustained net loss of $22,030, and had an accumulated deficit of $82,844.

Results of Operations for the Three and Nine Months Ended September 30, 2018 and 2017

Net Sales

We had no net sales during the three and nine months ended September 30, 2018 and 2017. We were existing as a shell company and had no sales.

Cost of Revenues

There were no costs of revenues for the three and nine months ended September 30, 2018 and 2017 due to the lack of sales.

Operating Expenses

Our operating expenses for the three months ended September 30, 2018 and 2017 were $3,850 and $4,352, respectively. Our operating expenses for the nine months ended September 30, 2018 and 2017 were $22,030 and $22,728, respectively. These costs related to post-acquisition public company expenses.

Cash Flows

The following table sets forth our cash flows for the nine months ended September 30, 2018 and 2017.

	For the Nine Months Ended September 30,
	2018	2017
	(unaudited)	(unaudited)
Operating activities
Net loss	$(22,030)	$(22,728)
Change in working capital	270	(4,000)
Total	(21,760)	(26,728)
Investing activities	-	-
Financing activities	21,760	26,728
total	$-	$-

Operating Activities

During the nine months ended September 30, 2018 and 2017 operating cash activities were $(21,760) and $(26,728), respectively. The change in working capital is primarily related to an increase in operating expenses related to public company expenses after the change in control.

Investing Activities

There were no investing activities during the nine months ended September 30, 2018 and 2017.

Financing Activities

During the nine months ended September 30, 2018 and 2017 proceeds from financing activities were $21,760 and $26,728, respectively, comprised exclusively of shareholder loans.

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

Revenue Recognition

The Company applies ASC 606, Revenue from Contracts with Customers, (ASC 606). To determine revenue recognition for arrangements within the scope of ASC 606, the Company performs the following five steps: (i) identify the contract(s) with the customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the entity satisfies a performance obligation. The Company is pre-revenue and has no outstanding contracts with customers.

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

Management conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) of 2013. Based on their evaluation, management concluded that internal control over financial reporting was ineffective as of September 30, 2018.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ending September 30, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date: November 14, 2018

CANNAMED ENTERPRISES, INC.

By:	/s/ Mikhail J. Artamonov
Name:	Mikhail J. Artamonov
Title:	Chief Executive and Financial Officer