Form 10-K
period 2018-12-31
CannaMED Enterprises, Inc.
filed 2019-03-22
CIK 1623016

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2018

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

Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Check whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (section 232.405 of this chapter) during the preceding twelve months (or shorter period that the registrant was required to submit such files). Yes ☐ No ☒

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K (§229.405 of this chapter) contained herein, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Check whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-accelerated Filer ☐	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

As of March 15, 2019, there were no non-affiliate holders of common stock of the Company.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 15, 2019
Common Stock, $0.0001 par value	3,500,000

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

Common Stock

Our Certificate of Incorporation authorizes the issuance of up to 100,000,000 shares of common stock, par value $.0001 per share (the “Common Stock”). The Common Stock is not listed on a publicly-traded market. As of March 15, 2019, there were three holders of record of the Common Stock.

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

Recent Sales of Unregistered Securities

There were no unregistered sales of equity securities during the year ended December 31, 2018.

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

Liquidity and Capital Resources

As of December 31, 2018 and December 31, 2017, the Company had assets equal to $0 and $2,500, respectively. As of December 31, 2018 and December 31, 2017, the Company had liabilities equal to $64,964 and $41,584, respectively. For the twelve month periods ending December 31, 2018 and December 31, 2017, financing activities were made to the Company in the form of related party payables totaled $22,960 and $27,478, respectively.

The following is a summary of the Company’s cash flows provided by (used in) operating, investing and financing activities for the years ended December 31, 2018 and December 31, 2017.

	Fiscal Years Ended December 31,
	2018	2017

Net Cash (Used in) Operating Activities	$(22,960)	$(27,438)
Net Cash (Used in) Investing Activities	-	-
Net Cash Provided by Financing Activities	$22,960	$27,438
Net Increase (Decrease) in Cash and Cash Equivalents	$-	$-

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

Results of Operations

The Company has not conducted any active operations since inception, except for its efforts to locate suitable acquisition candidates. No revenue has been generated by the Company from September 25, 2014 (Inception) to December 31, 2018.

For the fiscal year ended December 31, 2018, the Company had a net loss of $25,880, consisting of accounting, auditing, and expenses incurred in relation to the filing of the Company’s Quarterly Reports on Form 10-Q, Annual Report on Form 10-K, and informational reports on Form 8-K.

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

Management conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) of 2013. Based on their evaluation, management concluded that internal control over financial reporting was ineffective as of December 31, 2018.

This annual report does not include a report from the Company’s registered public accounting firm regarding internal control over financial reporting due to the permanent exemption established by the Securities and Exchange Commission for public companies designated as small filers.

Changes in Internal Controls over Financial Reporting

There have been no significant changes in the Company’s internal controls over financial reporting during the year ended December 31, 2018 that have materially affected, or are reasonable likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

(a) Identification of Directors and Executive Officers. The following table sets forth certain information regarding the Company’s directors and executive officers:

Name	Age	Position

Mikhail Artamonov	49	President, Secretary, Chief Financial Officer and Director

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

Based solely on the Company’s review of the copies of the forms received by it during the fiscal year ended December 31, 2018, and written representations that no other reports were required, the Company believes that no person who, at any time during such fiscal year, was a director, officer or beneficial owner of more than 10% of the Company’s common stock failed to comply with all Section 16(a) filing requirements during such fiscal years.

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

The following table sets forth the cash compensation paid by the Company to its President and all other executive officers who earned annual compensation exceeding $100,000 for services rendered during the fiscal years ended December 31, 2018 and 2017.

Name and Position	Year	Other Compensation
Mikhail Artamonov,	2018	None
President, Secretary, Chief Financial Officer and Director	& 2017

Director Compensation

We do not currently pay any cash fees to our directors, nor do we pay directors’ expenses in attending board meetings.

Employment Agreements

The Company is not a party to any employment agreements.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

(a) The following tables set forth certain information as of March 15, 2019, regarding (i) each person known by the Company to be the beneficial owner of more than 5% of the outstanding shares of Common Stock, (ii) each director, nominee and executive officer of the Company and (iii) all officers and directors as a group.

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

Audit Fees

The aggregate fees billed to the Company, for professional services rendered for the audit of our annual financial statements and review of financial statements included in our quarterly reports on Form 10-Q or annual reports on 10-K, or services that are normally provided in connection with statutory and regulatory filings, were $10,100 for the fiscal year ended December 31, 2018 and $12,220 for the fiscal year ended December 31, 2017.

Audit-Related Fees

There were no fees billed to the Company for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s financial statements for the fiscal years ended December 31, 2018 and December 31, 2017.

Tax Fees

There were no fees billed to the Company for professional services for tax compliance, tax advice, and tax planning for the fiscal years ended December 31, 2018 and December 31, 2017.

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

Opinion on the Financial Statements

We have audited the accompanying balance sheets of CannaMED Enterprises, Inc. (the "Company") as of December 31, 2018 and 2017, the related statements of operations, stockholders' equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

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

Lakewood, CO

March 21, 2019

CANNAMED ENTERPRISES, INC.

(Formerly Redwood Valley Acquisition Corporation)

BALANCE SHEETS

	December 31,
	2018	2017
ASSETS
CURRENT ASSETS
Prepaid expenses	$-	$2,500
TOTAL ASSETS	$-	$2,500

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$1,500	$1,080
Related party payable	63,464	40,504
TOTAL LIABILITIES	64,964	41,584

STOCKHOLDERS’ DEFICIT:
Preferred stock, $0.0001 par value, 20,000,000 shares authorized, none issued and outstanding as of December 31, 2018 and December 31, 2017, respectively	-	-
Common stock, $0.0001 par value, 100,000,000 shares authorized, 3,500,000 shares issued and outstanding as of December 31, 2018 and December 31, 2017	350	350
Discount on common stock	(350)	(350)
Additional paid in capital	21,730	21,730
Accumulated deficit	(86,694)	(60,814)
Total Stockholders’ Deficit	(64,964)	(39,084)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$-	$2,500

The accompanying notes are an integral part of these financial statements.

CANNAMED ENTERPRISES, INC.

(Formerly Redwood Valley Acquisition Corporation)

STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2018	2017

REVENUES	$-	$-
COST OF REVENUES	-	-
GROSS PROFIT	-	-
Operating expenses	25,880	26,058
TOTAL OPERATING EXPENSES	(25,880)	(26,058

LOSS FROM OPERATIONS	(25,880)	(26,058)
LOSS BEFORE PROVISION FOR INCOME TAXES	(25,880)	(26,058)
Provision for income taxes	-	-

NET LOSS	$(25,880)	$(26,058)
NET LOSS PER SHARE OF COMMON STOCK - Basic and diluted	$(0.01)	$(0.01)
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING - Basic and diluted	3,500,000	3,500,000

The accompanying notes are an integral part of these financial statements.

CANNAMED ENTERPRISES, INC.

(Formerly Redwood Valley Acquisition Corporation)

STATEMENTS OF OPERATIONS

	Three Months ended December 31,
	2018	2017

REVENUES	$-	$-
COST OF REVENUES	-	-
GROSS PROFIT	-	-
Operating expenses	3,850	3,330
TOTAL OPERATING EXPENSES	(3,850)	(3,330)

LOSS FROM OPERATIONS	(3,850)	(3,330)
LOSS BEFORE PROVISION FOR INCOME TAXES	(3,850)	(3,330)
Provision for income taxes	-	-

NET LOSS	$(3,850)	$(3,330)
NET LOSS PER SHARE OF COMMON STOCK - Basic and diluted	$(0.00)	$(0.00)
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING - Basic and diluted	3,500,000	3,500,000

CANNAMED ENTERPRISES, INC.

(Formerly Redwood Valley Acquisition Corporation)

STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

				Discount
				On
	Common Stock			Common	Accumulated	Stockholder’s
	Shares	Amount	APIC	Stock	Deficit	Equity
Balance, 12/31/2016	3,500,000	$350	$21,730	$(350)	$(34,756)	$(13,026)

Net loss	-	-	-		(26,058)	(26,058)
Balance, 12/31/2017	3,500,000	$350	$21,730	$(350)	$(60,814)	$(39,084)

Net loss	-	-	-	-	(25,880)	(25,880)
Balance, 12/31/2018	3,500,000	$350	$21,730	$(350)	$(86,694)	$(64,964)

The accompanying notes are an integral part of these financial statements.

CANNAMED ENTERPRISES, INC.

(Formerly Redwood Valley Acquisition Corporation)

STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2018	2017

OPERATING ACTIVITIES:
Net loss	$(25,880)	$(26,058)
Changes in Operating Assets and Liabilities
Prepaid expenses	2,500	(2,500)
Accrued liabilities	420	1,080
Net cash used in operating activities	(22,960)	(27,478)

INVESTING ACTIVITIES:	-	-
Net cash used in investing activities	-	-

FINANCING ACTIVITIES:
Proceeds from related party payable	22,960	27,478
Proceeds from stockholders’ contribution	-	-
Net cash provided by financing activities	22,960	27,478
Net increase (decrease) in cash	-	-
Cash at beginning of period	-	-
Cash at end of period	$-	-

Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$-
Cash paid for income tax	$-	$-

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

Cash and Cash Equivalents –

Cash and cash equivalents includes all highly liquid instruments with an original maturity of three months or less as of December 31, 2018. The Company did not have cash equivalents as of December 31, 2018 and December 31, 2017.

Concentration of Risk–

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash. The Company places its cash with high quality banking institutions. The Company did not have cash balances in excess of the Federal Deposit Insurance Corporation limit as of December 31, 2018 and December 31, 2017.

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

The carrying value of cash, accounts payables and accrued expenses approximates their fair values due to their short-term maturities at December 31, 2018 and December 31, 2017.

Revenue Recognition –

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

NOTE 2 – GOING CONCERN

CannaMED has not yet generated any revenue since inception to date and has sustained operating loss. As of December 31, 2018, the Company had working capital deficit of $64,964 and an accumulated deficit of $86,694. The Company’s continuation as a going concern is dependent on its ability to generate sufficient cash flows from a business combination or other operations to meet its obligations and/or obtaining additional financing from its shareholders or other sources, as may be required.

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

NOTE 3 – RECENT ACCOUNTING PRONOUNCEMENTS

 Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on its financial position, results of operations, or cash flows.

NOTE 4 – PREPAID EXPENSES

Total prepaid expenses were $0 and $2,500, as of December 31, 2018 and December 31, 2017, respectively. Prepaid expenses consist of vendor payments made in advance which allowed the company to receive a discount on related fees.

NOTE 5 – ACCOUNTS PAYABLE

Total accounts payable were $1,500 and $1,080, as of December 31, 2018 and December 31, 2017, respectively. Accounts payable consists of unpaid liabilities incurred by the Company for filing related fees. These liabilities do not accrue interest and were paid in the subsequent accounting period.

NOTE 6 – RELATED PARTY PAYABLE

Total related party payables were $63,464 and $40,504, as of December 31, 2018 and December 31, 2017, respectively. Related party payables consist of bills paid by the Company’s Chief Executive Officer on behalf of the Company. This liability does not accrue interest and is payable on demand.

NOTE 7 – STOCKHOLDERS’ DEFICIT

Preferred Stock - The Company is authorized to issue 20,000,000 shares of preferred stock with a par value of $0.0001 per share. There were no preferred shares issued as of December 31, 2018 and 2017.

Common Stock - Common stock consists of $0.0001 par value, 100,000,000 shares authorized. As of December 31, 2018, there were 3,500,000 common shares issued and outstanding.

The current ownership structure is as follows:

	Common Shares	Percent
Mikhail Artamonov	3,000,000	86%
James McKillop	250,000	7%
James Cassidy	250,000	7%
	3,500,000	100%

NOTE 8 – CONTRIBUTION FROM SHAREHOLDER

Contributions were made to the company by its principal shareholder to pay for audit, accounting, and filing expenses total $21,730 as of December 31, 2017. These contributions were booked to Additional Paid in Capital as they were not loans and will not be repaid.

NOTE 9 – COMMITMENTS AND CONTINGENCIES

Lease commitment

The Company had no lease commitments as of December 31, 2018 and 2017.

NOTE 10 – INCOME TAX

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

The provision (benefit) for income taxes consists of the following for the years ended December 31, 2018 and 2017:

		December 31,
		2018	2017
Current	U.S.	$100	$100

Deferred	U.S.	—	—
Total		$—	$—

A valuation allowance for the net deferred tax assets has been recorded as it is more likely than not that these benefits will not be realized through future operations.

Deferred tax assets consist of the following as of December 31, 2018 and 2017:

	December 31,
	2018	2017
Net operating loss carryforward	$(28,213)	$(19,791)
general business tax credit	—	—
Accrued expenses	—	—
Other	—	—
	(28,213)	(19,791)
Valuation allowance	28,213	19,791
Total	$—	$—

As of December 31, 2018 and 2017, the Company had net operating loss carryforwards (“NOL”) for federal and state reporting purposes of approximately $28,213 and $19,791, respectively, which expire in various years through 2037. The Federal and state tax codes provide for restrictive limitations on the annual utilization of NOLs to offset taxable income when the stock ownership of a company significantly changes, as defined.

Federal tax rate changes from 31% to 21% created a retroactive decrease of the Company’s NOL of $6,081 as reported on prior filings for the period ended December 31, 2017.

The income tax provision effective rate of 0% differs from that computed using the 21% federal income tax rate, a 2.7% federal benefit of state tax deduction, combined with an 8.84% California state income tax rate, for a blended rate of 32.5%. During the years ended December 31, 2018 and 2017, the valuation allowance increased by $8,422 and $8,480, respectively.

	December 31,
	2018	2017
Tax benefit at statutory federal rate	$(6,134)	$(6,176)
State taxes, net of federal tax benefit	(2,288)	(2,304)
Increase (decrease) in valuation allowance	8,422	8,480
Other	—	—
Permanent Items	—	—
General business tax credit	—	—
Total	$—	$—

NOTE 11 – SUBSEQUENT EVENTS

The Company has decided to file appropriate documents with the Securities and Exchange Commission to become a non-reporting company and expects to complete this process by March 31, 2019.

(b) Index to Exhibits required by Item 601 of Regulation S-K.

Exhibit	Description
*3.1	Certificate of Incorporation

*3.2	By-laws

31.1

Certification of the Company’s Principal Executive and Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2018

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

CANNAMED ENTERPRISES, INC.

Dated: March 15, 2019	By:	/s/ Mikhail J. Artamonov
Mikhail J. Artamonov
President and Director
Principal Executive Officer
Principal Financial Officer
Principal Accounting Officer

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Title	Date
/s/ Mikhail J. Artamonov	President, Secretary, Chief	March 15, 2019
Mikhail J. Artamonov	Financial Officer and Sole Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)